Form 10QSB
period 1996-06-30
AMAZON NATURAL TREASURES INC
filed 1996-08-30
CIK 844055

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended                        Commission File Number
June 30, 1996                                33-26109

                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
      (Exact name of registrant as specified in its charter)

                               UTAH
  (State or other jurisdiction of incorporation or organization

                            87-0460880
               (I.R.S. Employer Identification No.)

                    4386 South Eastern Avenue
                     LAS VEGAS, NEVADA 89119
             (Address of principal executive offices)

                          (702) 795-4333
       (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12 (b) of the Act:

                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X  Yes         No

State the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

                          June 30, 1996

                  Common Voting Stock 6,400,000

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion on management, the Financial
Statements fairly present the financial condition of the Registrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     STATEMENTS

Liquidity and Capital Resources

Since the reverse acquisition of Amazon Natural Treasures, Inc.,
(NV) the Company has had limited operations and has made preparation to launch more extensive operations in the near future. Currently, the Company's capital resources are inadequate for this purpose. To finance these activities the Company seeks to do a private placement memorandum offering.

Results of Operations

The Company does have limited operations and costs attributed to development of future operations. In the quarter ended June 30, 1996 the Company lost $39,120 and had a fiscal year to date loss of $99,775.

Plan of Operation

In March 1996, the Board of Directors approved an exchange of common shares with Amazon Natural Treasures, Inc., a privately held Nevada Company. Amazon Natural Treasures, Inc., is a Phyto Therapy Health Maintenance Company. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and diseases.
The Board of Directors felt this would offer shareholders a viable business opportunity for the future.

                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                          BALANCE SHEETS
               JUNE 30, 1996 AND DECEMBER 31, 1995

                              ASSETS

                                   Unaudited
                                   1996           1995
Current Assets

  Cash                             $     242      $    3,640
  Inventory                           13,631             -0-
                                    --------       ---------

     Total Current Assets             13,873           3,640

Fixed Assets

  Furniture, Fixtures and
   Equipment - Net                    54,924             -0-
                                    --------       ---------

     Total Fixed Assets               54,924             -0-

Other Assets

  Refundable Deposits                 1,694              -0-
  Organization Costs - Net            7,809               50
                                    -------        ---------

     Total Other Assets               9,503               50
                                    -------        ---------

     TOTAL ASSETS                  $ 78,300       $    3,690
                                    =======        =========


                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                          BALANCE SHEETS
               MARCH 31, 1996 AND DECEMBER 31, 1995

                LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited
                                   1996           1995
Current Liabilities

  Accounts Payable                 $   21,200     $   13,211
  Notes Payable                         2,000            -0-
                                    ---------      ---------

     Total Current Liabilities         23,200         13,211

Long Term Liabilities                  70,000            -0-
                                    ---------      ---------

     Total Liabilities                 93,200         13,211

Stockholders' Equity

  500,000,000 Common Shares Authorized
   At $0.001 Par Value;
    2,809,933 and 6,400,000 Shares Issued
    and Outstanding Respectively        6,400         2,810
   3,300,000 Shares Subscribed
    Not Issued                            -0-        16,500
  Paid In Capital                      94,450        69,706
  Accumulated Deficits               (115,750)      (98,537)
                                    ---------      --------

  Total Stockholders' Equity         (14,900)        (9,521)
                                    --------       --------

     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY          $  78,300      $   3,690
                                    ========       ========



                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                     STATEMENTS OF OPERATIONS
            FROM JANUARY 1, 1996 TO JUNE 30, 1996 AND
               JANUARY 1, 1995 TO JUNE 30, 1995 AND
               APRIL 1, 1996 TO JUNE 30, 1996 AND
                  APRIL 1, 1995 TO JUNE 30, 1995

                    01/01/96       01/01/95       04/01/96  04/01/95
                    to             to             to        to
                    06/30/96       06/30/95       06/03/96  06/30/96

Revenues            $  20,301      $     -0-      $   3,976 $    -0-

Costs of Sales         28,396            -0-          3,446      -0-
                     --------       --------       --------  -------

  Gross Margin         (8,095)           -0-            530      -0-

Expenses

  Director Fees           -0-            180            -0-       90
  Taxes                   -0-            100            -0-      -0-
  Depreciation          6,298            -0-          3,149      -0-
  Rent                  8,532            -0-          5,119      -0-
  Travel               44,001            -0-         27,092      -0-
  Telephone             5,083            -0-            543      -0-
  Maintenance           3,800            -0-            -0-      -0-
  General &
    Administrative     20,616            -0-          1,587      -0-
  Professional Fees     1,350            -0-          1,350      -0-
                     --------       --------       --------  -------

     Total Expenses    89,680            280         39,650       90
                     --------       --------       --------  -------

     Net Loss       $ (97,775)     $    (280)     $ (39,120)$    (90)
                     ========       ========       ========  =======

     Loss Per Share      (.03)          (.00)         (.01)     (.00)

Shares Outstanding
at End of Period    3,350,000      2,759,933      6,400,000 2,759,933



                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
               STATEMENTS OF CASH FLOWS -UNAUDITED-
         FOR THE PERIOD JANUARY 1, 1996 TO JUNE 30, 1996
               AND JANUARY 1, 1995 TO JUNE 30, 1995


                       1996           1995

Cash Flows from Operating Activities

  Net Loss                    $ (97,775)     $    (280)
  Adjustments to Reconcile Net Loss
   to Net Cash
    Depreciation                  6,298            -0-
    Amortization                    786            -0-
  Changes in Operating Assets & Liabilities
   (Increase) in Inventory       (5,950)           -0-
   Decrease in Accounts
    Payable                      21,200           (196)
                               --------       --------

    Net Cash Used by Operating
    Activities                  (75,441)          (476)

Cash Flows from Investing Activities

  Purchase Equipment               (800)           -0-
                               --------       --------

    Net Cash Used by Investing
    Activities                     (800)           -0-

Cash Flows from Financing Activities

  Contributed Cash                  843            476
  Increase in Notes Payable      72,000            -0-
                               --------       --------

    Net Cash Provided by Financing
     Activities                  72,843            476
                               --------       --------
    Increase (Decrease)
     in Cash                     (3,398)           -0-

    Cash at Beginning
     of Period                    3,640            -0-

    Cash at End of Period           242            -0-
                               --------       --------


                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                   NOTE TO FINANCIAL STATEMENTS

NOTE #1 - Statement Preparation

     The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management necessary for a fair presentation of financial position and results of operations.

     The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 10-K report and subsequent reports on Form 8-K.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None; not applicable.


Item 2.  Changes in Securities

          None; not applicable.


Item 3.   Defaults upon Senior Securities

           None; not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

           None; not applicable.


Item 5.   Other Information

           None; not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

                    None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMAZON NATURAL TREASURES, INC.
                    Formerly Concord Capital, Inc.

                    BY:  /s/ Michael Sylver,
                         President and Chief Financial Officer

Dated:    August 29, 1996