Form 10QSB
period 1996-03-31
AMAZON NATURAL TREASURES INC
filed 1996-09-03
CIK 844055

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                        Commission File Number
March 31, 1996                               33-26109

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

                          March 31, 1996

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

Results of Operations

The Company does have limited operations and costs attributed to development of future operations. In the quarter ended March 31, 1996, the Company lost $58,665.

Plan of Operation

In March 1996, the Board of Directors approved an exchange of common shares with Amazon Natural Treasures, Inc., a privately held Nevada Company. Amazon Natural Treasures, Inc., is a PhytoTherapy Health Maintenance Company. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and diseases.
The Board of Directors felt this would offer shareholders a viable business opportunity for the future.

                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                          BALANCE SHEETS
               MARCH 31, 1996 AND DECEMBER 31, 1995

                              ASSETS

                         Unaudited
                         1996           1995
Current Assets

  Cash                   $    2,920     $   3,640
  Inventory                  13,631           -0-
                          ---------      --------

    Total Current Assets     16,551         3,640

Fixed Assets

  Furniture, Fixtures
   and Equipment - Net       58,073          -0-
                         ----------      -------

    Total Fixed Assets       58,073          -0-

Other Assets

  Refundable Deposits         1,694          -0-
  Organization
   Costs - Net                  7,401         50
                          ---------      -------

    Total Other Assets        9,095           50
                          ---------      -------
     TOTAL ASSETS        $   83,719     $  3,690
                          =========      =======


                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                    BALANCE SHEETS -CONTINUED-
               MARCH 31, 1996 AND DECEMBER 31, 1995

                LIABILITIES & STOCKHOLDERS' EQUITY

                         Unaudited
                         1996           1995
Current Liabilities

  Accounts Payable       $      -0-     $   13,211
                          ---------      ---------

    Total Current
     Liabilities                -0-         13,211

Long Term Liabilities        59,500            -0-
                          ---------      ---------

    Total Liabilities        59,500         13,211

Stockholders' Equity

  500,000,000 Common Shares
  Authorized
   At $0.001 Par Value;
   2,809,933 and 6,400,000
   Shares Issued and Outstanding
   Respectively               6,400          2,810
  3,300,000 Shares Subscribed
  Not Issued                    -0-         16,500
  Paid In Capital            94,450         69,706
  Accumulated Deficits      (76,631)       (98,537)
                          ---------      ---------
  Total Stockholders'
   Equity                    24,219         (9,521)
                          ---------      ---------
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY $   83,719     $    3,690
                          =========      =========


                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
                     STATEMENTS OF OPERATIONS
        FOR THE PERIOD JANUARY 1, 1996 TO MARCH 31, 1996
              AND JANUARY 1, 1995 TO MARCH 31, 1995

                           1996           1995
Revenues                    16,325           -0-

Costs of Sales              24,950           -0-
                          --------       -------
    Gross Margin            (8,625)          -0-

Expenses

  Director Fees                -0-            90
  Taxes                        -0-           100
  Depreciation               3,149           -0-
  Rent                       3,413           -0-
  Telephone                 16,099           -0-
  Maintenance                3,800           -0-
  General &
    Administrative          19,029           -0-
                          --------       -------
    Total Expenses          50,030           190
                          --------       -------
    Net Loss             $ (58,655)     $   (190)
                          ========       =======

    Loss Per Share            (.01)         (.00)

    Shares Outstanding
    at End of Period     6,400,000      2,809,933


                  AMAZON NATURAL TREASURES, INC.
                  Formerly Concord Capital, Inc.
               STATEMENTS OF CASH FLOWS -UNAUDITED-
        FOR THE PERIOD JANUARY 1, 1996 TO MARCH 31, 1996
              AND JANUARY 1, 1995 TO MARCH 31, 1995

                         1996           1995
Cash Flows from Operating Activities

  Net Loss               $  (58,655)    $   (190)
  Adjustments to Reconcile
  Net Loss to Net Cash
   Depreciation               3,149          -0-
   Amortization                 393          -0-
  Changes in Operating
   Assets & Liabilities
   (Increase) in
   Inventory                 (5,950)         -0-
  Decrease in
   Accounts Payable               -0-       (286)
                          ---------      -------
    Net Cash Used by Operating
    Activities              (61,063)        (476)

Cash Flows from
 Investing Activities           -0-          -0-

Cash Flows from Financing Activities

  Contributed Cash              843          476
  Increase in
   Notes Payable             59,500          -0-
                          ---------      -------
   Net Cash Provided by
    Financing Activities     60,343          476
                          ---------      -------
   Increase (Decrease)
    in Cash                    (720)         -0-
                          ---------      -------
   Cash at Beginning
    of Period                 3,640          -0-
                          ---------      -------
   Cash at End
    of Period                 2,920          -0-
                          ---------      -------


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


                         AMAZON NATURAL TREASURES, INC.
                         Formerly Concord Capital, Inc.


                         BY:  /s/ Michael Sylver,
                              President & Chief Financial Officer


DATE:     August 29, 1996