Form 10QSB/A
period 1996-06-30
AMAZON NATURAL TREASURES INC
filed 1996-10-18
CIK 844055

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-QSB/A

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended                    Commission File Number
June 30, 1996                            33-26109

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

                    01/01/96       01/01/95       04/01/96    04/01/95
                    to             to             to          to
                    06/30/96       06/30/95       06/03/96    06/30/96

Revenues            $  20,301      $     -0-      $   3,976   $    -0-

Costs of Sales         28,396            -0-          3,446        -0-
                     --------       --------       --------    -------

  Gross Margin         (8,095)           -0-            530        -0-

Expenses

  Director Fees           -0-            180            -0-         90
  Taxes                   -0-            100            -0-        -0-
  Depreciation          6,298            -0-          3,149        -0-
  Rent                  8,532            -0-          5,119        -0-
  Travel               44,001            -0-         27,092        -0-
  Telephone             5,083            -0-            543        -0-
  Maintenance           3,800            -0-            -0-        -0-
  General &
    Administrative     20,616            -0-          1,587        -0-
  Professional Fees     1,350            -0-          1,350        -0-
                     --------       --------       --------    -------

     Total Expenses    89,680            280         39,650         90
                     --------       --------       --------    -------

     Net Loss       $ (97,775)     $    (280)     $ (39,120)  $    (90)
                     ========       ========       ========    =======

     Loss Per Share      (.03)          (.00)         (.01)       (.00)

Shares Outstanding
at End of Period    3,350,000      2,759,933      6,400,000   2,759,933



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

Dated:    October 18, 1996