Form 10QSB
period 1996-09-30
AMAZON NATURAL TREASURES INC
filed 1996-12-19
CIK 844055

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

     Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended                   Commission File Number
September 30, 1996                      33-26109

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

               [ X ]     Yes       [    ]    No


State the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

                        September 30, 1996

                  Common Voting Stock 6,400,000

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion on management, the Financial Statements fairly present the financial condition of the Registrant.


                 AMAZON NATURAL TREASURES, INC.
                  (A Development Stage Company)
                  Formerly Concord Capital, Inc.

                       FINANCIAL STATEMENTS

             September 30, 1996 and December 31, 1995

                     SCHVANEVELDT AND COMPANY
                   Certified Public Accountant
                  275 E. South Temple, Suite 300
                    Salt Lake City, Utah 84111
                          (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

To the Board of Directors
Amazon Natural Treasures, Inc.
(A Development Stage Company)
Formerly Concord Capital, Inc.

     The accompanying balance sheets of Amazon Natural Treasures, Inc., (a development stage company), formerly Concord Capital, Inc., as of September 30, 1996 and December 31, 1995, and the related statements of income, retained earnings, and cash flows for the periods of January 1, 1996 to September 30, 1996, January 1, 1995 to September 30, 1995, July 1, 1996 to September 30, 1996, and July 1, 1995 to September 30, 1995, were not audited by me and, accordingly, I do not express an opinion on them.

                              /s/ Schvaneveldt and Company

Darrell Schvaneveldt
December 17, 1996

                  Amazon Natural Treasures, Inc.
                  (A Development Stage Company)
                  Formerly Concord Capital, Inc.
                          Balance Sheets
             September 30, 1996 and December 31, 1995

                                             Unaudited
                                        1996           1995

                              ASSETS
Current Assets

  Cash                                  $    218       $  3,640
  Inventory                               13,631            -0-
                                         -------        -------

          Total Current Assets            13,849          3,640

Fixed Assets

  Furniture, Fixtures and Equipment
     Net                                  50,027            -0-
                                         -------        -------

          Total Fixed Assets              50,027            -0-

Other Assets

  Refundable Deposits                      5,670            -0-
  Organization Costs - Net                 7,466             50
                                         -------        -------

          Total Other Assets              13,136             50
                                         -------        -------

          TOTAL ASSETS                  $ 77,012       $  3,690
                                         =======        =======


                  Amazon Natural Treasures, Inc.
                  (A Development Stage Company)
                  Formerly Concord Capital, Inc.
                    Balance Sheets -Continued-
             September 30, 1996 and December 31, 1995


                                             Unaudited
                                        1996           1995

                LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities

  Accounts Payable                      $  38,374      $  13,211
  Notes Payable                            40,000           -0-
                                         --------       --------

     Total Current Liabilities             78,374         13,211

Long Term Liabilities                      67,302           -0-
                                         --------       --------

     Total Liabilities                    145,676         13,211

Stockholders' Equity

  500,000,000 Common Shares Authorized
  At $0.001 Par Value:
    6,400,000 and 2,809,933 Shares Issued
    & Outstanding Respectively              6,400          2,810
  3,300,000 Shares Subscribed Not Issued     -0-          16,500
  Paid In Capital                          94,450         69,706
  Accumulated Deficits                   (169,514)       (98,537)
                                         --------       --------

     Total Stockholders' Equity           (68,664)       (9,521)
                                         --------       -------

     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY               $  77,012      $  3,690
                                         ========       =======


                      Amazon Natural Treasures, Inc.
                       (A Development Stage Company)
                      Formerly Concord Capital, Inc.
                   Statements of Operations -Unaudited-
              From January 1, 1996 to September 30, 1996 and
                 January 1, 1995 to September 30, 1995 and
                  July 1, 1996 to September 30, 1996 and
                    July 1, 1995 to September 30, 1995


                    01/01/96       01/01/95       07/01/96            07/01/95
                    to             to             to                  to
                    09/30/96       09/30/95       09/30/96            09/30/95

Revenues            $  30,585      $    -0-       $   10,284          $    -0-

Costs of Sales         32,824           -0-            4,428               -0-
                     --------       -------        ---------           -------

  Gross Margin         (2,239)          -0-            5,856               -0-

Expenses

  Director Fees           -0-                250              -0-           70
  Taxes                   -0-                100              -0-          -0-
  Depreciation         11,194                -0-            4,896          -0-
  Rent                 22,500                -0-           13,968          -0-
  Travel               52,874                -0-            8,873          -0-
  Telephone             5,682                -0-              599          -0-
  Maintenance           4,100                -0-              300          -0-
  General &
    Administrative     14,272                -0-           (6,344)         -0-
  Professional Fees    40,915              1,500           39,565        1,500
                     --------            -------        ---------      -------
     Total Expenses   151,537              1,850           61,857        1,570
                     --------            -------        ---------      -------
     Net Loss       $(153,776)          $ (1,850)      $  (56,001)    $ (1,570)
                     ========            =======        =========      ========

     Loss Per Share $    (.02)          $   (.00)      $     (.01)    $   (.00)

     Shares Outstanding
     at End of Period    6,400,000      2,759,933       6,400,000     2,759,933


                      Amazon Natural Treasures, Inc.
                       (A Development Stage Company)
                      Formerly Concord Capital, Inc.
                   Statements of Cash Flows - Unaudited-
           For the Period January 1, 1996 to September 30, 1996
                 and January 1, 1995 to September 30, 1995


                                        January 1,     January 1,
                                        1996 to        1995 to
                                        September      September
                                        30, 1996       30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                              $ (153,776)    $ (1,850)
  Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating Activities:
      Depreciation                          11,194          -0-
  Changes in Operating Assets & Liabilities:
    (Increase) in Inventory                 (5,950)         -0-
    Increase (Decrease) in
      Accounts Payable                      38,374         (276)
                                         ---------      -------

  Net Cash Used by Operating Activities   (110,158)      (2,126)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase Equipment                     (1,409)         -0-
                                         ---------      -------
  Net Cash Used by Investing Activities     (1,409)         -0-

CASH FLOWS FROM FINANCING ACTIVITIES

    Common Shares Subscribed                   -0-        1,730
    Contributed Capital                        843          -0-
    Increase in Notes Payable              107,302          626
                                         ---------      -------
  Net Cash Provided by
    Financing Activities                   108,145        2,356
                                         ---------      -------
     Increase (Decrease) in Cash            (3,422)         230

     Cash at Beginning of Period             3,640          -0-
                                         ---------      -------
     Cash at End of Period              $      218     $    230
                                         =========      =======

Additional Disclosures

  Interest                              $     -0-      $    -0-
  Taxes                                       -0-           -0-


                      AMAZON NATURAL TREASURES, INC.
                       Notes to Financial Statements


NOTE #1 - Statement Preparation

     The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management necessary for a fair presentation of financial position and results of operations.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's's 1994 10-K report.

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

Results of Operations

The Company does have limited operations and costs attributed to development of future operations. In the quarter ended September 30, 1996 the Company lost $56,001 and had a fiscal year to date loss of $151,537.

Plan of Operation

In March 1996, the Board of Directors approved an exchange of common shares with Amazon Natural Treasures, Inc., a privately held Nevada Company. Amazon Natural Treasures, Inc., is a Phyto Therapy Health Maintenance Company. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and diseases.

The Board of Directors feels this will offer shareholders a viable business opportunity for the future.


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

Item 6.   Exhibits and Reports on Form 8-K
          (A)  Exhibits.

                    None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 18th day of December, 1996.

                      AMAZON NATURAL TREASURES, INC.
                      Formerly Concord Capital, Inc.


                         /s/ Michael Sylver
                         President & Chief Financial Officer