Form 10KSB
period 1996-12-31
AMAZON NATURAL TREASURES INC
filed 1997-06-30
CIK 844055

                                                      FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.   20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended - December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from

                         Commission file number 33-26109

                         AMAZON NATURAL TREASURES, INC.
             (Exact name of registrant as specified in its charter)

UTAH                                      87-0460880
State or other jurisdiction of            (I.R.S. Employer
incorporation or organization             Identification No.)

                            4011 West Oquendo Avenue
                                     Suite C
                             Las Vegas, Nevada 89118
          (Address of principal executive offices, including zip code.)

                                 (702) 795-4333
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) YES [ ] NO [ X ]  (2) YES [ X ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
 December 31, 1996 - $34,975.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

May 31, 1997 - $12,093,347.25. There are approximately 5,374,821 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been non "public market" for the shares of Common Stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            May 31, 1997 - 26,237,934
                             -----------------------

Documents Incorporated by Reference

1. Form S-18 Registration Statement filed with the Securities and Exchange Commission on or about December 13, 1988, and all exhibits thereto.

2. Form S-8 Registration Statement, filed with the Securities and Exchange Commission, which became effective by operation of law on April 1, 1996 and any amendments thereto.

3. Form 8-K dated June 10, 1993 and filed with the Securities and Exchange Commission on August 20, 1993, and all exhibits thereto.

4. Form 8-K-A-1 dated June 10, 1993 and filed with the Securities and Exchange Commission together with all exhibits thereto.

5. Form 8-K filed with the Securities and Exchange Commission and dated April 10, 1996.

6. Form 8-K filed with the Securities and Exchange Commission and dated August 29, 1996.

7. Form 8-K/A filed with the Securities and Exchange Commission on September 6, 1996.

8. Form 10-Q for the period ending March 31, 1996 and any amendments thereto.

9. Form 10-Q for the period ending June 30, 1996 and any amendments thereto.

10. Form 10-Q for the period ending September 31, 1996 and any amendments thereto.


                    Transitional Small Business Issuer Format
                                YES [ x ] NO [ ]


                                TABLE OF CONTENTS



Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8. Changes in and Disagreements with Accounting and Financial Disclosure

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits and Reports on Form 8-K

                                     PART I


ITEM 1.     BUSINESS.

Background
      Amazon Natural Treasures, Inc. (the "Company") was incorporated under the laws of the state of Utah on November 23, 1988, as Concord Capital, Inc., to acquire or merge with an existing business. On March 28, 1996, the Company acquired all of the issued and outstanding shares of common stock of Amazon Natural Treasures, Inc., a Nevada corporation and changed its business purpose to that of importing, developing, manufacturing and selling products derived from plants grown in the Brazilian Amazon Rain Forest.

General

      The Company is engaged in the business of importing phytogenic products for processing and selling in the United States. The products are developed from plants which grow in the Amazon Rain Forest of Brazil.

Acquiring the Plants

      The Company acquires its plants from Amazon Natural Treasures Commercial Importadora Exportadora LTDA ("ANTCIE"), a Brazilian corporation which is owned by Michael Sylver, the Company's President; Rocque Pucci, the Company's Vice President; Rudine Borgato, the Company's Brazilian Counsel; and, Carlos Franco. The transactions between the Company and ANTCIE are more favorable to the Company than can be obtained from independent third parties. ANTCIE acquires its plants from Brazilian Indians who gather the same in the Brazilian Rain Forest where the plants grow wild or from Brazilian plantations where specific plants are grown.

      ANTCIE is a Brazilian corporation formed for the purpose of transacting business in Brazil. Under Brazilian law, only Brazilian corporations can export or import products from Brazil. Because of the complicated nature of the laws in Brazil, it was expeditious for the Company to have individual shareholders for ANTCIE rather than incorporating ANTCIE as a wholly owned subsidiary of the Company. No fees or compensation are paid to ANTCIE for transacting business in Brazil on behalf of the Company. The Company only reimburses ANTCIE for its out-of-pocket expenses.

      The Company also acquires semi-processed products through ANTCIE from Indian Coboclos and finished products from third party manufacturers. In the case of the finished products, independent manufacturers are contracted to produce a finished product specifically formulated for use by the Company. Some formulas for types of products (in pill or tea form) have been developed and are owned by Dr. Lorrichio who is the Chairman of the Board of Directors of the Company. Dr. Loricchio has granted a license to the Company to manufacture and sell the Products. There are no patents for the formulas and the same are considered proprietary trade secrets. The Company and Dr. Lorrichio have executed an agreement which prohibits the divulgence of the formulas for the products. In the event that the formulas are released to the public, such action could have an adverse impact upon the financial development of the Company in that third parties would be able to manufacture the pills and teas, subject to acquiring plants from Brazil.


Importing and Manufacturing

      After the plants are acquired by ANTCIE, they are crushed, sterilized and shipped to the Company's Las Vegas clean room. Once in the clean room, the plants and semi-processed products are processed into the final form, such as, tablets, capsules, globules, caps and teas. The contracted finished products are inventoried and stored until sold. The Company processes its own products on site at its facilities in Las Vegas, Nevada. After completion of the foregoing, the products are sold on a retail and a wholesale basis.

Retail Distribution

      The products are to be bottled, boxed and shrink wrapped at the facilities is Las Vegas, Nevada. The products are then shipped to customers in corrugated boxes with bubble wrap to protect the contents.

Products and Regulation

      The Company currently manufactures, distributes and/or formulates a total of seventy-one (71) different phytogenic products. The Company claims that its products are 100% pure (no fillers are added). The products are designed for human consumption. There is no scientific evidence to establish that the products are safe or beneficial for human consumption.

      The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agency, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The government regulations require the Company and its suppliers to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP for dietary supplements have yet to be promulgated but are expected to be proposed.

      The 1994 Dietary Supplement Health and Education Act ("DSHEA") revises the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning composition and labeling of dietary supplements and, the Company believes, generally favorable to the dietary supplement industry. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October
15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., not on the market before October 15, 1994) will require evidence of a historical use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support" must have substantiation that the statement is truthful and not misleading.


      As a marketer of dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action.

      Certain products sold by the Company may be labeled as over-the-counter ("OTC") drugs as opposed to dietary supplements, conventional foods and personal care items. Many OTC drug products do not require pre-approval by the FDA, but must comply with applicable OTC monographs, which prescribe ingredients and appropriate labeling language. In addition, the Company must register and file annual drug listing information with the FDA. Because the FDA could take the position that claims made with respect to any product of the Company fall within an OTC monograph, the regulatory status of some of the Company's products is or could become unclear. If any enforcement were undertaken, the Company could be required to relabel or reformulate such products, which the Company believes could have a material adverse effect on the Company and the sale of such products.

      The FTC, which exercises jurisdiction over the advertising of all the Company's products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future.

      The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative order, when and if promulgated would have on its business in the future. They could, however, require the reformulation of certain products which the Company may not be able to reformulate, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all of these requirements would have a material adverse effect on the Company's results of operations and financial condition.

Product Liability

      The Company maintains product liability insurance. Because the Company's products are ingested and are/or applied to the customer's body, the potential for injury exists.

Compliance Procedures

      The Company has no compliance procedures.

Marketing

      The Company's marketing plan will include the sale of its products through health magazines. The magazines will furnish the Company with a lists of their subscribers which will allow the Company to personally contact the foregoing individuals. The Company will also market its products through its own catalog.

      From March 28, 1996 to December 31, 1996, the Company has revenues of $34,975.00.

Competition

      The Company competes with other health and food providers, many of which have greater resources than the Company.

Material Contracts

      On May 28, 1996, the Company entered into a licensing agreement, as amended, wherein, Lorepar, LTD and its controlling persons, Domingos Loricchio, the Company's Chairman of the Board of Directors, Irena Loricchio, his wife, Domingos Loricchio, Jr., his son and Denise Loricchio, his daughter granted an exclusive license to the Company to use certain formulas to manufacture the products being sold by the Company. The license was issued in consideration of 5,610,000 shares of "restricted" common stock and $8,000 per month for a period of five (5) years. As of the date hereof, the Company has paid $29,000.00

      On October 4, 1996, the Company entered into an Agreement For Consulting Services with Domingos Loricchio on one hand and RPD, LCC, ("RPD") a California Limited Liability Company owned and controlled by one Dick Dubrule, on the other hand, wherein RPD would be compensated with $200,000 or 10% of the gross monies paid to the Company which ever is greater if RPD raised money for the Company in excess of $1,000,000. Further, RPD would receive 15% of the gross receipts paid to the Company as a result of RPD locating buyers for the products. Further, in the event that the Company seeks assistance from RPD, for any reason, the Company will pay RPD $2,000 per day for such services. Further, the Company agreed to sell 500,000 shares of common stock to RPD at a purchase price of $0.05 per share. RPD assigned it rights to the sale of stock to Dubrule and James Palecek ("Palecek"), an attorney representing Dubrule. Dubrule and Palecek paid the $25,000 and the Company issued 250,000 shares each to Dubrule and Palecek.

      On October 31, 1996, the Company entered into an employment agreement with Rudine Borgato ("Borgato") wherein Borgato was employed by the Company commencing on November 1, 1996 and ending October 31, 1998. Under the terms of the employment contract, Borgato would be paid a salary of $36,400.00 per year as Vice President of International Affairs. As of the date hereof, the Company has paid Mr. Borgato the sum of $19,000.00. On December 28, 1996, Mr. Borgato was terminated as Vice President of International Affairs. Mr. Borgato continues to furnish services to the Company.

      On December 10, 1996, the Company entered into an agreement with Dr. Randall W. Robirds, Chiropractic Physician and d/b/a Applied Health Dynamics ("Robirds") wherein the Company agreed to sell products to Robirds at 20% below its suggested retail price. By the terms of the agreement, Robirds cannot resell the products below the Company's suggested retail price.


      On May 5, 1997, the Company entered into a five year agreement with C.A. Gama Franco ("Franco") wherein Franco was retained by the Company to open an office and/or lab in Manaus, Brazil; obtain all necessary certificates and act as the Company's representative in Manaus, Brazil; hire and supervise all necessary employees; administer operational funds provided by the Company; be responsible the exportation of the Company's products to Las Vegas, Nevada; and, inform the Company of his activities in Brazil. In consideration of the foregoing, the Company agreed to pay Franco the sum of $4,000.00 per month; issued Franco 9,000 "restricted" shares of common stock; pay additional compensation as the Company deems appropriate; issue two round trip airfare tickets between the city of Manaus and Sao Paulo, Brazil; and, pay all of Franco's preapproved expenses. As of the date hereof, the Company has paid Franco $8,000.00.

Offices

      The Company's Las Vegas warehouse, laboratory and offices are located at 4011 West Oquendo Avenue, Suite C, Las Vegas, Nevada 89118 which are leased from David Sawyer for three years, beginning September 24, 1996, pursuant to a written lease. The monthly rental payments are $2,835.00. The Company's leases additional warehouse, laboratory and offices at 3977 West Oquendo Avenue, Suite C, Las Vegas, Nevada 89118 which are leased from Henry Sanchez for three years, beginning September 24, 1996, pursuant to a written lease. The monthly rental payments are $1,860.00.

      ANTCIE's maintains a Manaus warehouse, laboratory and office at Rua Belem, 1036 Facing Rue Recife, Adrianoplis Manaus, Brazil, which are leased from Lucio Sampaio de Souza for one year with a ten year option pursuant to a written lease. The monthly rental payments are US$800.00.

      The Company also maintains an office at 470 No. Rivermeade Dr., Unit #7, Concord, Ontario, Canada L4K 3R8. The Company has leased the foregoing premises from Les Freedman in consideration of 15,250 shares of common stock. The lease is oral and is for a period of sixty months.

Employees

      In addition to the Company's officers, the Company employees four full-time employees and one part-time employee. The Company intends to add additional employees as needed.

Risk Factors

      1. Lack of Compliance with Federal Laws and Regulations. The Company believes that its products may be exempt from many of the regulations of one or more governmental agency, including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Environmental Protection Agency, United States Department of Customs and the United States Postal Service. The Company's further believes it does not have to comply with some, but not all of the regulations of various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular may regulate the formulation, manufacture and labeling of foods and dietary supplements, such as those distributed by the Company if applicable unless exempted pursuant to the Dietary Supplement Health and Education Act of 1944 (DSHEA). The Company's legal basis for such is the DSHEA and accordingly, if the Company is incorrect in its position, the Company could be subjected to civil suits, which could result in the termination of the Company's operations.

      2. Going Concern Qualification. The auditors of the consolidated financial statements of the Company have stated that the financial statements have been prepared on a going-concern basis for the year ended December 31, 1996. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1995 resulted in a net loss of $238,687, and as of that date the Company had a shareholders' deficit of $2,935. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing in order to achieve a level of sales adequate to support its operations.

      3. No Patents. The Company has not applied for a patent for any of its products. Even if it does however, there can be no assurance that the patent application will be issued as a patent, or the issued patent will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patents owned by the Company or, if instituted, that such challenges will not be successful. See "Item 1. Business."

      4. Additional Financing will be Necessary. The adequacy of funds will depend upon (a) the ability of the Company to successfully market its products,
(b) the ability of the Company to attain profitable operations, and (c) additional capital needs that may arise to satisfy product demand. There can be no assurance that the Company will be successful in obtaining any additional required financing or that, if such financing is obtained, its terms and conditions will be favorable.

      5. Dependence Upon Management. The success of the Company is dependent upon the efforts of the Company's directors and executive officers. The Company has not obtained key-man life insurance coverage on any of its officers or employees. The Company's business could be adversely affected if Dr. Lorrichio, Mr. Sylver or Mr. Pucci, the Chairman of the Board, President and Vice President, respectively, became unable or unwilling to continue to serve in their respective capacities. See "Management" and "Conflicts of Interest."

      6. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its shares of Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

      7. Conflicts of Interest. The Directors are associated with Amazon Natural Treasures Commercial Importadora Exportadora LTDA ("ANTCIE"), a Brazilian corporation which is owned by Michael Sylver, the Company's President; Rocque Pucci, the Company's Vice President; Rudine Borgato and Carlos Franco. Further, Domingos Loricchio and Michael Sylver are associated with Abracel USA Ltd. Which has loaned money to the Company. See "Item 1. Business."

      8. Suitability Standards. The Company recommends that its shares of Common Stock be purchased only by persons who have the knowledge, experience and capacity to evaluate the merits of such a purchase, and who can afford the loss of their entire investment in the shares of Common Stock.

      9. Limited of Public Market for Securities. At present, only a limited public market exists for the Company's securities and there is no assurance that a regular trading market will develop. A Shareholder may, therefore, be unable to resell the shares of Common Stock should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's shares of Common Stock as pledged collateral for loans unless a regular trading market develops.

      10. No Cumulative Voting and Preemptive Rights and Control. There are no preemptive rights in connection with the Company's shares of Common Stock. Shareholders may be further diluted in their percentage ownership of the Company's shares of Common Stock in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

      11. Possible Contingent Liability for Prior Securities Sales of Unregistered Securities. The shares of Common Stock sold to certain of the Company's present shareholders were not registered under the Act or any state securities' laws. The Company believes that such sales did not involve a public offering within the meaning of Section 4(2) of the Act. In the event that an exemption for such sales is later determined not to be available to the Company or that such offerings should be integrated with the public offering, the Company may be required to rescind such sales as are not entitled to any exemption or take such other steps as may be necessary to comply with federal and state securities laws for such sales. The Company does not intend to rescind such sales.

      12. Control by Management. Management of the Company controls 79.62% of the Company's outstanding shares of Common Stock and accordingly, will be able to elect all of the directors and thereby direct the policies of the Company. See "Principal Shareholders."

ITEM 2.     DESCRIPTION OF PROPERTIES.


      The Company owns no real property. It leases its office space, warehouse space and laboratory facilities from third parties at 4011 West Oquendo Avenue and 3977 West Oquendo Avenue, Las Vegas, Nevada 89118. The Company also leases office space at 470 No. Rivermeade Dr., Unit #7, Concord, Ontario, Canada L4K 3R8.

      The Company owns the equipment which it uses to manufacture, package and ship products.


ITEM 3.     LEGAL PROCEEDINGS.

      The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

      Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      One matter was submitted to a vote of shareholders on April 9, 1996, wherein shareholders of the Company approved an amendment to the Company's Articles of Incorporation changing the name of the Company from Concord Capital, Inc. to Amazon Natural Treasures, Inc. The Company intends to re-domicile as a corporation in the State of Nevada.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
            MATTERS.

(a)   Market Information.

      The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol AZNT. The table shows the high and low bid of Registrant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in April 1996. Since the foregoing date, the high bid has been $2.75 and the low bid has been $2.125.

                                              Bid
Quarter Ended                           High       Low
         March 31, 1997                $2.50      $1.875
               December 31, 1996       $1.00      $0.625
               September 30, 1996      $1.00      $0.625
               June 30, 1996           $1.50      $1.375
         March 31, 1996                $-0-       $-0-

               December 31, 1995       $-0-       $-0-
               September 30, 1995      $-0-       $-0-
               June 30, 1995           $-0-       $-0-
         March 31, 1995                $-0-       $-0-

(b)   Holders.

      As of May 31, 1997, there were approximately 205 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)   Dividends.

      The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

      The Company acquired all of the issued and outstanding shares of common stock of Amazon Natural Treasures, Inc., a Nevada corporation, on March 28, 1996 in exchange for 6,100,000 shares of the Company's common stock. The acquisition effectively changed the Company's operation from a blank check entity to a corporation engaged in the business of importing, developing, manufacturing and selling products derived from plants grown in the Brazilian Amazon Rain Forest.

Liquidity and Capital Resources.

      For the year ended December 31, 1996, operating and financing activities provided(used) $(156,844) and $159,268, respectively. Working capital decreased to $(27,589) primarily due to the lack of adequate revenues generated from the sale of the Company's products. During the 1996 fiscal year, the Company borrowed $109,245 from its officers, directors and others and repaid $67,302 through the issuance of common stock, with a balance of $41,943 remains unpaid.

      The Company intends to raise additional capital which is needed through the sale of common stock. There can be no assurance that the Company will be successful in the sale of its common stock. In the event that the Company does not generate sufficient sales or raise additional capital, it will have to curtail operations.

      The Company has no outside line of credit available and is dependent on cash from operations (which it anticipates to be negative for the coming year), contributions by officers and directors, and other financing arrangements to meet its obligations; however, there is no assurance such financing will be available when needed.

      As of December 31, 1996, the Company did not have any commitments for significant capital expenditures.

Results of Operations

      The Company was a dormant blank check entity on December 31, 1995, and accordingly had limited revenues from brief operations. The Company began operations on March 28, 1996. The Company had a net operation loss in 1996 of $220,710. The major factors contributing to the foregoing loss were: 1) Insufficient revenues; 2) Substantial operation expenses; 3) Cost of goods sold; and, 4) Lack of adequate sales and marketing.

      Revenues were $34,975 and cost of good sold were $16,727 and operating expenses were $239,052 accounting for a loss from operations of $220,804.

      Cost of goods sold was $16,727 which was approximately 50% of revenues. Total operating expenses were $239,052 consisting of amortization of existing assets was $1,740; consulting fees $68,950; depreciation $22,475; rent $31,364; travel $41,594; and administrative and general operating expenses $72,929.

      In order to break even for the calendar year ending December 31, 1997, the Company believes that it will have to increase sales to $1,490,788. The foregoing is only an estimate and is subject to market conditions. The Company does anticipate achieving the foregoing sales. Further, the Company believes that it will have to start paying salaries to existing officers who have to date, worked without receiving compensation.

Comparison of year ended December 31, 1995.

      As stated previously, the Company was a dormant blank check entity for the year ending December 31, 1995, however, earlier in the calendar year 1995, the Company did generate revenues of $6,060 from sample sales. Cost of goods sold was $2,883 and total operation expenses were $21,154 with a loss from operations of $17,977. The foregoing figures should not be used as a comparison with existing figures.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data begin on the following page.

                         Amazon Natural Treasures, Inc.
                          (A Development Stage Company)

                              Financial Statements

                            December 31, 1996 & 1995

                           Independent Auditors Report

Board of Directors
Amazon Natural Treasures, Inc.
(A Development Stage Company)

      I have audited the accompanying balance sheets of Amazon Natural Treasures, Inc., as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the accumulated period June 27, 1995 to December 31, 1996 and the period June 27, 1995 to December 31, 1995, and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #12 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Amazon Natural Treasures, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the accumulated period June 27, 1995 to December 31, 1996 and the period June 27, 1995 to December 31, 1995, and the year ended December 31, 1996, in conformity with generally accepted accounting principles.




Salt Lake City, Utah
April 26, 1997

                         AMAZON NATURAL TREASURES, INC.

                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS

                                             1996            1995
Current Assets
      Cash In Bank                       $   1,390       $   8,122
      Stock Subscription Receivable          2,000             -0-
      Inventory                             38,149           7,681
                                         ---------       ---------
      Total Current Assets                  41,539          15,803

Property & Equipment
      Furniture & Equipment                 69,435          61,222
      Less Accumulated Depreciation        (22,475)            -0-
                                         ---------       ---------
      Total Property & Equipment            46,960          61,222

Other Assets
      Deposits                               5,670           1,694
      Organization Costs                     7,024           7,844
      License & Trademarks                   5,000             -0-
      Deferred Debit                           -0-           9,521
                                         ---------       ---------

      Total Other Assets                    17,694          19,059
                                         ---------       ---------

            Total Assets                 $ 106,193       $  96,084
                                         =========       =========


              The accompanying notes are an integral part of these
                              financial statements

                         AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS -CONTINUED-
                           December 31, 1996 and 1995

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                     1996            1995
Current Liabilities
  Accounts Payable                $  59,549       $  13,211
  Accrued Expenses                    1,475             -0-
  Payroll Taxes                       1,161             -0-
  Customer Deposits                   5,000             -0-
  Short Term
    Notes Payable                     1,943             -0-
                                  ---------       ---------
      Total Current
        Liabilities                  69,128          13,211

Long Term Liabilities                40,000             -0-
                                  ---------       ---------

      Total Liabilities             109,128          13,211

Stockholders Equity
  500,000,000 Common Shares
    Authorized at $0.001
    Par Value 24,664,300
    Shares and Shares Issued
    and Outstanding                  24,664           6,400
  Paid In Capital                   211,088          94,450
  Accumulated Deficit in the
    Development Stage              (238,687)        (17,977)
                                  ---------       ---------
      Total Stockholders'
        Equity (Deficit)             (2,935)         82,873
                                  ---------       ---------
Total Liabilities &
  Stockholders' Equity            $ 106,193       $  96,084
                                  =========       =========



              The accompanying notes are an integral part of these
                              financial statements

                         AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        Accumulated from June 27, 1995 (Inception) to December 31, 1996 and the Year Ended December 31, 1996
                and the Period June 27, 1995 to December 31, 1995

                                           Accumulated           1996              1995
Revenues
  Sales                                    $    41,035       $    34,975       $     6,060

Cost of Goods Sold
  Beginning Inventory                      $       -0-       $     7,689       $       -0-
  Purchases                                     57,759            47,187            10,572
  Ending Inventory                              38,149            38,149             7,689
                                           -----------       -----------       -----------
      Total Costs of
        Goods Sold                              19,610            16,727             2,883

Operating Expenses
  Amortization                                   3,598             1,740             1,827
  Consulting Fees                               68,950            68,950               -0-
  Depreciation                                  22,475            22,475               -0-
  Rent                                          36,471            31,364             5,107
  Travel                                        47,727            41,594             6,133
  Administrative & General
    Operating Expenses                          80,985            72,929             8,087
                                           -----------       -----------       -----------
      Total Operating
        Expenses                               260,206           239,052            21,154
                                           -----------       -----------       -----------
      Loss from
        Operations                            (238,781)         (220,804)          (17,977)

Other Income
  Interest Income                                   94                94               -0-

      Net Loss                             $  (238,687)      $  (220,710)      $   (17,977)
                                           ===========       ===========       ===========

  Loss Per Share                                             $      (.03)      $      (.00)

  Weighted Average Shares Outstanding                          7,583,410         6,400,000






              The accompanying notes are an integral part of these
                              financial statements

                         AMAZON NATURAL TREASURES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A Development Stage Company)
               From June 27, 1995 (Inception) to December 31, 1996

                                                  Common Stock              Paid In        Accumulated
                                            Shares             Amount       Capital          Deficit
Balance,
June 27, 1994                              97,151               97          71,743         (82,800)

Shares Issued for
Accounts Payable                            1,760                2              48

Capital Contributed by
Shareholders                                                                   626

Net Loss for Year Ended
December 31, 1995                                                                         (16,337)

Shares Issued for Cash Retro-
Actively Restated                         116,161              116          16,384

Shares Issued for Services Retro-
Actively Restated                          10,913               11             299

Shares Issued for Rescission
Agreement Retro-Actively
Restated                                   21,121               21             579

Shares Issued for Consulting
Fees Retro-Actively
Restated                                   52,894               53           1,450

Shares Issued to Effect Reverse
Acquisition of Amazon Natural
Treasures, Inc.                         6,100,000            6,100          99,850         (17,977)

Reverse Purchase Acquisition
Note #10                                                                   (96,529)         99,137
                                       ----------       ----------      ----------      ----------

Balance,
December 31, 1995                       6,400,000            6,400          94,450         (17,977)

Shares Issued for Cash at
$.05 Per Share                            500,000              500          24,500



              The accompanying notes are an integral part of these
                              financial statements.

                         AMAZON NATURAL TREASURES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY -Continued-
                          (A Development Stage Company)
               From June 27, 1995 (Inception) to December 31, 1996

                                         Common Stock                 Paid In         Accumulated
                                   Shares             Amount          Capital           Deficit

Shares Issued for Cash at
$0.50 per Share                     54,000                54           26,946

Shares Issued to
Acquire License
& Trademarks                     5,000,000             5,000              -0-

Shares Issued in
Satisfaction
of Debt                          1,260,360             1,260            5,042

Shares Issued in
Satisfaction
of Debt                            800,000               800            7,200

Shares Issued in
Satisfaction
of Debt                         10,000,000            10,000           43,000

Shares Issued
for Services                       600,000               600

Shares Issued
for Services                        50,000                50            9,950

Net Loss for Year Ended
December 31, 1996                                                                     (220,710)
                               -----------       -----------      -----------      -----------

Balance,
December 31, 1996               24,664,360       $    24,664      $   211,088      $  (238,687)
                               ===========       ===========      ===========      ===========


              The accompanying notes are an integral part of these
                              financial statements

                         AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         Accumulated from June 27, 1995 (Inception) to December 31, 1996 and the Year Ended December 31, 1996
                and the Period June 27, 1995 to December 31, 1995

                                              Accumulated        1996            1995
Cash Flows from Operating Activities
Net Loss                                      $(238,687)      $(220,710)      $ (17,977)
Adjustments to Reconcile Net Loss
  To Cash Used by Operating Activities:
    Amortization                                  3,598           1,740           1,827
    Depreciation                                 22,475          22,475             -0-
    Services Paid for by Issuing Stock
      in Lieu of Cash                            13,013          10,600           2,413
    Write Off - Deferred Debt                     9,521           9,521             -0-
Changes in Operating Assets& Liabilities
  Increase in Inventory                         (38,149)        (30,468)         (7,681)
  Increase - Accounts Payable                    59,549          46,338          13,211
  Increase - Accrued Expenses                     1,475           1,475             -0-
  Increase in Payroll Taxes                       1,161           1,161             -0-
  Increase in
    Customer Deposits                             5,000           5,000             -0-
  Increase in Deposit                            (5,670)         (3,976)         (1,694)
                                              ---------       ---------       ---------
    Net Cash Used by
      Operating Activities                     (166,776)       (156,844)         (9,901)

Cash Flows from Investing Activities
  Organization Costs                            (10,484)           (943)         (9,564)
  Purchase of Equipment                         (69,435)         (8,213)        (61,222)
                                              ---------       ---------       ---------

    Net Cash (Used) Provided by
      Investing Activities                      (79,919)         (9,156)        (70,786)


              The accompanying notes are an integral part of these
                              financial statements

                         AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS -Continued-
        Accumulated from June 27, 1995 (Inception) to December 31, 1996 and the Year Ended December 31, 1996
                and the Period June 27, 1995 to December 31, 1995

                                               Accumulated         1996      1995
Cash Flows from Financing Activities
  Increase - Stock Investment                     (2,000)         (2,000)      -0-
  Increase - Long Term Debt                       40,000          40,000       -0-
  Increase in Short
    Term Notes Payable                             1,943           1,943       -0-
  Sales of Common Stock                          140,817          52,000    88,809
  Cash From Notes Payable Paid with
    Stock in Lieu of Cash                         67,302          67,302       -0-
  Shares Adjusted for
    Rounding                                          23              23       -0-
                                               ---------       ---------   -------

Net Cash (Used) Provided by
  Financing Activities                           248,085         159,268    88,809
                                               ---------       ---------   -------

Increase (Decrease) in Cash                        1,390          (6,732)    8,122

Cash at Beginning of Period                          -0-           8,122       -0-
                                               ---------       ---------   -------

Cash at End of Period                          $   1,390       $   1,390   $ 8,122
                                               =========       =========   =======

Disclosures from Operating Activities:
  Interest                                     $   1,475       $   1,475   $   -0-
  Taxes                                              -0-             -0-       -0-

Significant Non Cash Disclosures
  Issued 6,100,000 Shares of Common
    Stock in Exchange for Amazon
    Natural Treasures, Inc.
  Issued 5,000,000 Shares of Common Stock
    for License & Trademarks                       5,000           5,000       -0-
  Issued 12,060,360 Shares of Common
    Stock In Satisfaction of Debt


              The accompanying notes are an integral part of these
                              financial statements

                         AMAZON NATURAL TREASURES, INC.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
NOTE #1 - Corporate History

      The Company was organized under the laws of the state of Nevada on June 27, 1995, using the name Amazon Natural Treasures, Inc. The Articles of Incorporation authorize the Company to engage in any lawful activity. The Company is currently engaged in the Homeopathic Medicine and Phototherapy Natural Supplements from sources within the Amazon Rain Forest.

      In March 1996, the Company exchanged all of its issued and outstanding shares for shares of a public company known as Concord Capital, Inc., a Utah Corporation. The exchange was accounted for using the purchase method of accounting. The Stockholders' of Amazon Natural Treasures, Inc., controlled the entity after the purchase. Concord Capital, Inc., was incorporated in 1988, in the state of Utah and was a public entity reporting to the Securities and Exchange Commission.

      In December 1996, the Company amended its Articles of Incorporation in the State of Nevada.

      The Company is in the early stages of planned business operations and has not produced revenues deemed to be significant and therefore remains a development stage company.

NOTE #2 - Significant Accounting Policies

(A)   The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E) Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.
(F) Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
(I) Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENT - Continued-

NOTE #3 - Income Taxes & Net Operating Loss Carryforwards for Income Tax
Purposes

      The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

      Year                                  Expiration
      of Loss                 Amount           Date
      1995                 $  17,977           2010
      1996                   220,804           2011

      The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                      1996         1995
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current
   Prevailing Federal Tax Rate                     $ 81,154      $ 2,697
Evaluation Allowance                                (81,154)      (2,697)
                                                   --------      -------
  Net Tax Asset                                         -0-          -0-
  Current Income Tax Expense                            -0-          -0-
  Deferred Income Tax Benefit                           -0-          -0-

NOTE #4 - Depreciation

      The Company capitalized the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

      Scheduled below are the assets, costs, lives, and accumulated depreciations at December 31, 1996 and 1995.

                    December 31,                   Depreciation         Accumulated
                    1996       1995                Expenses             Depreciation
Assets              Cost       Cost      Life      1996       1995      1996    1995
Equipment         $17,800    $17,500          5    $ 8,485    $ -0-    $ 8,485    $ -0-
Clean
  Room             51,635     43,722          7     13,990      -0-     13,990      -0-
                  -------    -------    -------    -------    -----    -------    -----

Total            $ 69,435    $61,222               $22,475    $ -0-    $22,475    $ -0-

                         AMAZON NATURAL TREASURES, INC.

                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENT -Continued-

NOTE #5 - Lease Commitments

      On September 24, 1996, the Company leased an office in Las Vegas, Nevada. The lease requires a security deposit of $5,670, monthly payments of $2,835 and expires on September 30, 1999.

      Lease payments for the term of the lease are scheduled below.

            Year                    Amount
            1996                 $   8,505
            1997                    34,446
            1998                    36,168
            1999                    28,125
                                 ---------
      Total Obligations          $ 107,244
                                 =========

NOTE #6 - Employment Agreement and Consultant Agreement

Employment Agreement

      The Company has an Employment Agreement for the period November 1, 1996, to October 31, 1998. The employee will function as Vice-President of International Affairs. The Agreement obligates the Company for a salary of $36,400 annually and commits the Company to provide the Employee health insurance. The Employee has signed an Agreement of Confidentiality and a Non-Complete Agreement with the Company.

Consultant Agreement

      In May of 1996, the Company issued 5,000,000 shares of its common stock, restricted, to a Nevada Corporation for a license to market and manufacture homeopathic medicine and pythotherapy natural supplements. The Agreement requires an annual payment of $96,000 for five years.

      Employment and Consultant Agreement obligations are scheduled below.

            Year                Amount
            1996              $  62,068
            1997                132,400
            1998                126,362
            1999                 96,000
            2000                 96,000
            2001                 40,000
                              ---------
      Total Obligations       $ 552,830
                              =========

                         AMAZON NATURAL TREASURES, INC.

                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENT -Continued-

NOTE #7 - Notes Payable - Related Party

Long Term Notes

      The Company has ten individual long term notes, totaling $40,000, each bearing interest at 8% and maturing between April 1, 1998 to October 1, 1998. The notes are payable to a Corporation controlled by Company Officers.

Short Term Notes

      The Company has notes to three related parties for short terms, or due on demand of $1,943.

NOTE #8 - Customer Deposits

      In November 1996, the Company received a deposit with a Letter of Intent from a Canadian Corporation who seeks to purchase a distributor license from the Company. The total of the license sale is $1,000,000 to be paid in four installments of $250,000 each within one year after the agreement is finalized. The Distributor shall have exclusive rights to Canada and the Caribbean Countries. The Letter of Intent may be finalized at any time within one year of its original date.

NOTE #9 - License Agreement

      The Company has a License to use the trademarks and technologies owned by Lorepar, LTD., a closely held Private Nevada Corporation. The License grants the Company an exclusive license, without the right to sub license, the unique products, licensed patents, and all know how, in the manufacture and sell of all products internationally. The Company issued Lorepar, LTD., and its Officers 5,000,000 shares of its common stock valued at $5,000 (par value of the shares issued). In addition the Company will pay $8,000 monthly for Consultant Fees in Compensation with the products to be manufactured and sold.

NOTE #10 - Business Combination

      In March 1996, the shareholders of Amazon Natural Treasures, Inc. (Amazon), exchanged 100% of the issued an outstanding common stock for 6,100,000 shares of common of Concord Capital, Inc. (Concord), a publicly held Utah Corporation. The exchange gave the shareholders of Amazon 95.31% control of Concord. Concord was incorporated in November 23, 1988 and was a development stage company. Concord had had no operations but during the term of its existence it had expended $99,137.00 in various attempts to find a business operation in which to engage.

      Because Amazon is the surviving entity after the stock exchange the exchange has been accounted for as a "Reverse Purchase Acquisition."

                         AMAZON NATURAL TREASURES, INC.

                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENT -Continued-

NOTE #10 - Business Combination -Continued-

      Concord had no assets or liabilities immediately prior to the acquisition using the purchase method of accounting the accumulated deficit and paid in capital have been offset and removed from the balance sheets of Amazon. To present fairly the operations of Amazon the financial statements for 1995 have been presented giving retro-active presentation of the acquisition.

NOTE #11 - Stock Transaction

      The Company has issued shares of its common stock for the following business purposes.
      (A) Issued 600,000 Shares of Restricted Common Stock, to an Officer for services valued at $600 ($.001 per share).
      (B) Issued 50,000 Shares of Tradeable Stock to Legal Counsel for services valued at $10,000 ($.20 per share).
      (C) Issued 5,000,000 Shares of Restricted Common Stock to a privately held Nevada Corporation to obtain license and trademarks for products produced from materials found in the Amazon Rain Forest ($.001 per share).
      (D) Issued 1,260,360 Shares of Restricted Stock to an Officer in satisfaction of $6,302 in debt ($.005 per share).
      (E) Issued 800,000 Shares of Restricted Common Stock to an Officer in satisfaction of debt of $8,000 ($.01 per share).
      (F) Issued 10,000,000 Shares of Restricted Common Stock to an Officer in satisfaction of $53,000 in debt ($.0053 per share).
      (G) Issued 500,000 Shares of Restricted Common Stock for cash of $25,000 ($.05 per share).
      (H) Issued 54,000 shares of its Restricted Common Stock to an Officer for cash of $27,000 ($.50 per share).

NOTE #12 - Going Concern

      The Company has sustained losses of $238,687 in the term of its existence and currently has a deficit stockholders' equity. The Company currently seeks additional investment capital to provide working capital to fund its planned operations.

      The Company believes it is not required to comply with regulations promulgated by the Food & Drug Administration and other U.S. Government agencies, that regulate food products, their sale and distribution. It the Company's position is not correct such non compliance could seriously effect the Company's ability to continue as a going concern.

                         AMAZON NATURAL TREASURES, INC.

                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENT -Continued-


NOTE #13 - Related Party Transactions

      Officers of the Company are also officers in a Brazilian Corporation. The Company acquires plants and plant products from the Brazilian Corporation are more favorable to the Company than could be obtained from independent third parties.

NOTE #14 - Possible Contingent Liability for Prior Securities Sales of Unregistered Securities

      The shares of common stock sold to certain of the Company's present shareholders were not registered under the Act of any state securities' laws. The Company believes that such sales did not involve a public offering within the meaning of Section 4(2) of the Act. In the event that an exemption for such sales is later determined not to be available to the Company or that such offerings should be integrated with the public offering, the Company may be required to rescind such sales as are not entitled to any exemption or take such other steps as may be necessary to comply with federal and state securities laws for such sales. The Company doe snot intend to rescind such sales, but if required to rescind, the Company will be required to refund $714,914 in cash in certain of its present shareholders.

                         AMAZON NATURAL TREASURES, INC.

                            SUPPLEMENTAL INFORMATION

                 For the Years Ended December 31, 1996 and 1995

                  ACCOUNTANT'S OPINION ON SUPPLEMENTARY INFORMATION



      My audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. Supplementary information, contained in the following page, is not considered essential for the fair presentation of the financial position of the Company, the results of its operations or the statements of cash flows in conformity with generally accepted accounting principles. However, the following data was subjected to the audit procedures applied in the examination of the basic financial statements, and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Schvaneveldt & Company


Schvaneveldt & Company
April 26, 1997

                         AMAZON NATURAL TREASURES, INC.
           SCHEDULE OF ADMINISTRATIVE & GENERAL EXPENSES For the Years
                        Ended December 31, 1996 and 1995

                                  1996              1995
Accounting & Legal              $16,592            $   -0-
Advertising                       2,622              2,732
Auto Expenses                     3,634                -0-
Bank Charges                      1,792                -0-
Contract Labor                    5,389                -0-
Dues & Subscriptions                650                -0-
Entertainment                     5,748                -0-
Interest Expenses                 1,475                -0-
Insurance                           828                -0-
Office Expenses                   7,637                -0-
Postage                           1,454                -0-
Repairs & Maintenance             4,100                -0-
Wages                             5,000                -0-
Taxes - Payroll                     573                -0-
Telephone                        12,997              3,768
Utilities                         1,053                -0-
Miscellaneous                     1,385              1,587
                                -------            -------

      Total Administrative &
      General Expenses          $72,929            $ 8,087
                                =======            =======

                                      FS-4

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None; not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

      The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 1996, and tot he date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                          Date of           Date of
                  Position                Election of       Termination
Name              Held                    Designation       or Resignation
Sam Bono          President               11/94             3/96
                  Director                11/94             3/96
                  Treasurer               8/95              3/96

Sam Hagopin       Vice President          8/95              1/96
                  Corporate Development
                  Director                8/95              1/96

Sheryl Ross       Secretary/Treasurer     11/94             8/95
                  Director                11/94             8/95

Carol Novick      Secretary               8/95              3/96
                  Director                11/94             3/96

Domingos
 Lorrichio        Chairman of Board       3/96              1
                  Vice President          3/96              1

Michael Sylver    Presidnet               3/96              1
                  CEO                     3/96              1
                  Director                3/96              1

Robert Qualey     Secretary/Treasurer     3/96              1
                  CFO & Director          3/96              1

Domingos
 Lorrichio II     Vice President          3/96              1

Rocque Pucci      Vice President          3/96              1

Rudine Borgato    Vice President          11/96             12/96

[1] These person presently serve in the capacities indicated opposite their respective names.


Term of Office


      The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

Business Experience

Domingos Loricchio - Chairman of the Board of Directors.

      Mr. Loricchio has been Chairman of the Board of Directors of the Company since March 1996. Since 1975, Mr. Loricchio has been the President of ABRACEL INDUSTRIA E COMERCIO, LTDA, in Sao Paulo, Brazil. Prior to 1975, Mr. Loricchio was employed by Carborundum Company, in research and development in their San Paulo plant. Mr. Loricchio holds a degree in chemistry from the Sorbonne - University of Paris.

Michael A. Sylver - President, Chief Executive Officer and a member of the Board of Directors

      Mr. Sylver has over 20 years of executive level management, having formed and operated several innovative management companies in the United States and Canada. His management expertise created and development Energy Management Corporation into, what was at one time, the largest independent company in Nevada.

Robert S. Qualey - Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

      Mr. Qualey has been Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors since March 28, 1996. Since September 1988, Mr. Qualey has been practicing attorney, licensed to practice in the state of Nevada. Since May 1992, Mr. Qualey has served as a Judge Pro Tem in Las Vegas, Nevada. Mr. Qualey holds a Masters degree in Business Administration from the University of Nevada at Las Vegas (1985) and the degree of Juris Doctor from Pepperdine University (1988).

Domingos Loricchio II - Senior Executive Vice President

      In March 1996, Mr. Loricchio became the Senior Executive Vice President of the Company. Since July 1985, Mr. Loricchio has been the manager of Abracel, Ltd. of Brazil. Abracel manufactures products primarily designed for road surface applications. Mr. Loricchio graduated from the University of San Paulo, Brazil with a degree in Chemical Engineering.

Rocque Pucci - Executive Vice President.

        Mr. Pucci served a combination of seven years in the United States Army and Army Reserve, rising from private to captain after earning an appointment to Officer Candidate School; his duty assignments included a tour in Vietnam. Mr. Pucci has eighteen years of bank and financial management experience in addition to over three years of business consulting background. He graduated magna cum laude from St. Joseph's College, Philadelphia, Pennsylvania, where he earned a Bachelor of Science in Business Administration.


Family Relationships

      There are currently no family relationships between any directors or executive officers of the Company, either by blood or happenstance of marriage, other than Domingos Lorrichio, the Company's Chairman of the Board of Directors, who is the father of Domingos Lorrichio, II, the Company's Senior Executive Vice President.

Involvement in Certain Legal Proceedings

      During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

      No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and ten percent stockholders are not required to make filings under
Section 16 of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

                       SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
Compensation
                Annual  Compensation            Awards      Payouts
(a)         (b)   (c)         (d)   (e)         (f)         (g)         (h)       (i)
                                    Other
Name                                Annual                              LTIP
and                                 Stock       Restricted              Other     All
Principal         $           $     Compen      Awards      Options/    Payouts   Compen-
Position    Year  Salary      Bonus sation($)   $           SAR's(#)    ($)       sation $

            December 31
Sam Bono    1996  $ -0-       $0    $0          $     0     0           $0        $0
President   1995  $ -0-       $0    $0          $     0     0           $0        $0
Treasurer & 1994  $ -0-       $0    $0          $     0     0           $0        $0
Director [1]

Sam         December 31
  Hagopian  1996  $ -0-       $0    $0          $     0     0           $0        $0
VP &        1995  $ -0-       $0    $0          $     0     0           $0        $0
Director    1994  $ -0-       $0    $0          $     0     0           $0        $0
[1]
            December 31

Sheryl Ross 1996  $ -0-       $0    $0          $     0     0           $0        $0
Sec/Treas   1995  $ -0-       $0    $0          $     0     0           $0        $0
Director    1994  $ -0-       $0    $0          $     0     0           $0        $0
[1]

Carol       December 31
  Novick    1996  $ -0-       $0    $0          $     0     0           $0        $0
Director    1995  $ -0-       $0    $0          $     0     0           $0        $0
[1]         1994  $ -0-       $0    $0          $     0     0           $0        $0

Domingos    December 31
 Lorrichio  1996  $ -0-       $0    $0          $     0     0           $0        $0
Chairman
& VP

Michael     December 31
 Sylver     1996  $ -0-       $0    $0          $     0     0           $0        $0
President
CEO & Director

Robert      December 31
 Qualey     1996  $ -0-       $0    $0          $     0     0           $0        $0

Sec/Treas &
Director

Domingos    December 31
  Lorrichio
  II        1996  $ -0-       $0    $0          $     0     0           $0    $0
Vice President

Rocque      December 31
  Pucci     1996  $ -0-       $0    $0          $     0     0           $0    $0
Vice President

Rudine      December 31
  Borgato   1996  $5,000      $0    $0          $     0     0           $0    $0
VP [1]

Named
Executive
Officers
None        n/a   $5,000      n/a   n/a         n/a         n/a         n/a   n/a

[1]   These officers and directors have resigned.

Cash Compensation.

      No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1996, 1995 or 1994, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the "Summary Compensation Table" of this Item.

Compensation of Directors.

      The Company's Board of Directors unanimously resolved that directors receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

      No additional amounts are payable to the Company's directors for committee participation or special assignments.


Termination of Employment and Change of Control Arrangements.

      There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

      The following table sets forth the shareholdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 1994, 1995 and 1996:

Name and address
of owner            12/31/94 [1]        12/31/95 [1]      12/31/96 [2]

Falcon Group[3]   3,600,000 - 53.3%   200,000 - 2.9%  [4]
c/o Bnorman Watt
2031 Quincy Avenue
Gloucester, Ontario
Canada K1J 6B2

Sam Hagopian        225,000 - 3.3%  1,554,820 - 22.0% [4]
815 Sugar Crk Blvd
Sugar Land, TX

Rockport Trading     42,000 - 0.62%   463,172 - 6.6%  [4]
P. O. Box 2097
Grand Cayman, B.W.I.

Domingos
  Loricchio             -0-               -0-             2,610,000 - 9.95%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Michael Sylver          -0-               -0-             12,164,813 - 46.36%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Robert Qualey           -0-               -0-             1,220,000 - 4.65%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Domingos
  Loricchio II          -0-               -0-             1,500,000 - 5.72%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Rocque Pucci            -0-               -0-             1,868,300 - 7.12%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Gary Sylver             -0-               -0-             2,039,000 - 7.77%
P. O. Box 96083
Las Vegas, NV   89183

Denise
  Loricchio             -0-               -0-             1,500,000 - 5.72%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

TOTAL             3,867,000 - 57.3%   2,217,992 - 57.3%   22,902,113 - 87.29%

[1] Does not reflect 1 for 28.4087 reverse stock split which occurred on March 27, 1996.

[2] Reflects 1 for 28.4087 reverse stock split which occurred on March 27, 1996.

[3] The number and percentage of ownership for the year ended December 31, 1995, assumes that the Falcon Plan had been rescinded pursuant to the Rescission Agreement; that all shares to be issued or cancelled pursuant to the Recession Agreement had been issued or cancelled, with an additional 600,000 "unregistered" and "restricted" shares being required to be issued under the Rescission Agreement being deemed to be outstanding; that 3,300,000 "unregistered" and "restricted" shares had been issued pursuant to a private placement; and that 310,000 "unregistered" and "restricted" shares had been issued to directors and executive officers, for a total outstanding of 7,019,933. See Item 1 of Form 10-KSB, for the year ending December 31, 1995, filed with the Commission which is incorporated herein be reference.

[4]   No longer owner of 5% or more of the shares of Common Stock.

Security Ownership of Management

      The following table sets forth the shareholdings of the Company's directors and executive officer as of December 31, 1994, 1995 and 1996.

                              Number and Percentage
                              of Shares Beneficially Owned
Name & address               12/31/94 [1]           12/31/95 [1]                12/31/96 [2]
Sam Bono                         -0-             100,000 - 1.4%  [4]
11949 FM 3005
Suite 403
Galveston, TX 77554

Brent Burningham                 -0-                 -0-         [4]
1752 E. Sunrise
  Park Circle
Salt Lake City, UT 84093

Sharleen
  Burningham                     -0-                 -0-         [4]
1752 E. Sunrise
  Park Circle
Salt Lake City, UT 84093

William Cooper                 9,138 - 0.01%     9,138 - 0.01% [4]
1752 E. Sunrise
  Park Circle
Salt Lake City, UT 84093

Sam Hagopian                   225,000 - 3.3%    1,554,820 - 22.0% [4]
815 Sugar Crk Blvd
Sugar Land, TX 77478

Carol Novick                     -0-             100,000 - 1.4%  [4]
12633 Memorial Dr
Suite 123
Houston, TX 77024

Sheryl Ross                      -0-             100,000 - 1.4%  [4]
455 E. 500 South
Suite 205
Salt Lake City, UT 84111

Domingos
  Loricchio                      -0-                 -0-                       2,610,000 - 9.95%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Michael Sylver                   -0-                 -0-                       12,164,813 - 46.35%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Robert Qualey                    -0-                 -0-                       1,220,000 - 4.65%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Domingos
  Loricchio II                   -0-                 -0-                       1,500,000 - 5.72%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Rocque Pucci                     -0-                 -0-                       1,868,300 - 7.12%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Rudine Borgato                   -0-                 -0-                       1,000 - 6.00%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

      TOTALS                 234,138 - 3.5%      1,863,958 - 27.0%             19,364,113 - 73.72%

[1] Does not reflect 1 for 28.4087 reverse stock split which occurred on March 27, 1996.

[2] Reflects 1 for 28.4087 reverse stock split which occurred on March 27, 1996.

[3] The number and percentage of ownership for the year ended December 31, 1995, assumes that the Falcon Plan had been rescinded pursuant to the Rescission Agreement; that all shares to be issued or cancelled pursuant to the Recession Agreement had been issued or cancelled, with an additional 600,000 "unregistered" and "restricted" shares being required to be issued under the Rescission Agreement being deemed to be outstanding; that 3,300,000 "unregistered" and "restricted" shares had been issued pursuant to a private placement; and that 310,000 "unregistered" and "restricted" shares had been issued to directors and executive officers, for a total outstanding of 7,019,933. See Item 1 of Form 10-KSB, for the year ending December 31, 1995, filed with the Commission which is incorporated herein be reference


[4]   No longer current management.

Changes in Control

      To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

      a. On March 28, 1996, the Company issued 6,100,000 shares of "restricted" common stock to thirteen (13) persons in exchange for all of the issued and outstanding shares of common stock (40,000,000) of Amazon Natural Treasures, Inc., a Nevada corporation. Domingos Loricchio, the Company's Chairman of the Board of Directors received 4,000,000 shares thereof; Michael Sylver, the Company's President was issued 13,967,110 shares thereof; and, Robert Qualey, the Company's secretary received 8,000,000 shares thereof.

      b. On March 29, 1996, Rocque Pucci purchased 54,000 "restricted" shares of the Company's common stock in consideration of $27,000.

      c. On March 29, 1996, the Company issued 1,260,360 shares of "restricted" common stock to Rocque Pucci as full payment of a debt owed by the Company to Mr. Pucci. The debt owed to Mr. Pucci was $6,302 and the debt was incurred as a result of a loan to the Company.

      d. On April 1, 1996, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission (the "Commission") which became effective by operation of law on the same date. The Form S-8 registered a non-qualified incentive stock option plan. On April 1, 1996, the Company granted Gary Sylver, the father of Michael Sylver, the Company's President, an option to acquire 400,000 shares of common stock at an exercise price of $0.0001 per share. Mr. Sylver's options were issued in connection with his consulting agreement wherein Mr. Sylver, a U.S. Customs Agent, renders advice to the Company regarding compliance with U.S. customs laws. Gary Sylver has exercised all of the options and has been issued 400,000 shares of common stock without restrictions.

      e. On May 28, 1996, the Company issued 5,000,000 "restricted" shares of common stock to Domingos Lorrichio, the Company's Chairman of the Board of Directors in consideration of the acquisition of the certain formulas relating to the Company's products. Dr. Loricchio transferred 1,500,000 shares thereof to Domingos Loricchio II, a Vice President of the Company; and 1,500,000 shares to Denise Loricchio.


      f. On December 6, 1996, the Company issued to Conrad C. Lysiak, an option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.001 per share. The foregoing option was granted to Mr. Lysiak in consideration of legal services rendered to the Company valued at $10,000. Mr. Lysiak exercised the option and was issued 50,000 shares of common stock.

      g. On December 10, 1996, the Company issued 10,000,000 "restricted" shares of common stock to Michael Sylver, the Company's President, in payment of a debt owed by the Company to Mr. Sylver. The amount of the debt was $53,000 and the debt was incurred as a result of a loan by Michael Sylver to the Company.

      h. On December 10, 1996, the Company issued 250,000 "restricted" shares of common stock to Dick Dubrule and 250,000 "restricted" shares of common stock to James Palecek as partial performance of an agreement between the Company, Dr. Domingos Loricchio and RPD, LLC, a California Limited Partnership. See "Item
1 - Business."

      i. On April 21, 1997, the Company issued 600,000 "restricted" shares of common stock to Gary Sylver in payment of a debt owed by the Company to Gary Sylver. The amount of the debt was $6,000.00 as a result of a loan by Gary Sylver to the Company.

      j. From April 1996 through October 1996, Abracel USA Ltd., a corporation owned and controlled by Domingos Loricchio and Michael Sylver, loaned the Company $39,000.00.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

Exhibit
  No.       Description
3.1   Articles of Incorporation of the Company (incorporated by reference to
      Exhibit 1.1 to the Registrant's Registration Statement on S-18 and Form
      10-KSB, SEC File No. 33-26109).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on S-18 and Form 10-KSB, SEC File No.
      33-26109).

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on S-18 and Form 10-KSB, SEC File
      No. 33-26109).


10.1  Agreement and Plan of Reorganization (incorporated by reference to Exhibit
      10.1 of the Registrant's Form 8-K, dated April 10, 1996).

10.2 Lease Contract between David L. Sawyer and Sally Sawyer and the Company, dated September 24, 1996.

10.3  Lease Contract between Lucio Sampaio de Souza and Amazon Natural Treasures
      Commercial Importadora Exportadora LTDA, dated September 20, 1996.

10.4  Lease Contract between Henry and Shirley Sanchez and the Company, dated
      January 8, 1997.

10.5  Agreement between C.A. GAMA FRANCO and the Company, dated May 5, 1996.

10.6  Agreement between Loripar, Ltd. and the Company, dated May 28, 1996.

10.7  Amendment to Agreement between Loripar, Ltd. and the Company, dated May
      28, 1996.

10.8  Consulting Agreement between the Company and Dr. Domingos Loricchio, dated
      September 16, 1996.

10.9  Employment Agreement between the Company and Rudine Borgato, dated
      November 1, 1998.

10.10 Retail Merchandise Purchase and Sales Agreement between the Company and
      Dr. Randall W. Robirds, dated December 10, 1996.

24.1  Consent of Independent Auditor

27    Financial Data Schedule

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ____ day of June, 1997.

                              AMAZON NATURAL TREASURES, INC.
                              (Registrant)



                              BY:_____________________________________
                                 President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this _____ day of June, 1997.


SIGNATURES                           TITLE


-----------------------------        Chairman of the Board of
Domingos Loricchio                   Directors.



-----------------------------        President, Chief Executive
Michael A. Sylver                    Officer and a member of the Board
                                     of Directors


-----------------------------        Secretary/Treasurer, Chief
Robert S. Qualey                     Financial Officer and a member of the Board
                                     of Directors.


-----------------------------        Senior Executive Vice President
Domingos Loricchio II

-----------------------------        Executive Vice President.
Rocque Pucci


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous five calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting stockholders to be held in 1997, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                                 EXHIBIT INDEX



Exhibit
Number                           Description                                          Page
 3.2  Bylaws of the Company (incorporated by reference to Exhibit 1.1 to the
      Registrant's Registration Statement on S-18 and Form 10-KSB, SEC File No.
      33-26109).

 4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on S-18 and Form 10-KSB, SEC File
      No. 33-26109).


10.1  Agreement and Plan of Reorganization (incorporated by reference to Exhibit
      10.1 of the Registrant's Form 8-K, dated April 10, 1996).

10.2 Lease Contract between David L. Sawyer and Sally Sawyer and the Company, dated September 24, 1996.

10.3  Lease Contract between Lucio Sampaio de Souza and Amazon Natural Treasures
      Commercial Importadora Exportadora LTDA, dated September 20, 1996.

10.4  Lease Contract between Henry and Shirley Sanchez and the Company, dated
      January 8, 1997.

10.5  Agreement between C.A. GAMA FRANCO and the Company, dated May 5, 1996.

10.6  Agreement between Loripar, Ltd. and the Company, dated May 28, 1996.

10.7  Amendment to Agreement between Loripar, Ltd. and the Company, dated May
      28, 1996.

10.8  Consulting Agreement between the Company and Dr. Domingos Loricchio, dated
      September 16, 1996.

10.9  Employment Agreement between the Company and Rudine Borgato, dated
      November 1, 1998.

10.10 Retail Merchandise Purchase and Sales Agreement between the Company and
      Dr. Randall W. Robirds, dated December 10, 1996.

24.1  Consent of Independent Auditor

27    Financial Data Schedule