Form 10QSB
period 1997-03-31
AMAZON NATURAL TREASURES INC
filed 1997-06-30
CIK 844055

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File Number
   March 31, 1997                                            33-26109


                         AMAZON NATURAL TREASURES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                                      ----
         (State or other jurisdiction of incorporation or organization

                                  87-0460880
                                  ----------
                     (I.R.S. Employer Identification No.)


                         4011 W. OQUENDO AVENUE, SUITE C
                         -------------------------------
                             LAS VEGAS, NEVADA 89118
                             -----------------------
                    (Address of principal executive offices)

                            4386 SOUTH EASTERN AVENUE
                            -------------------------
                             LAS VEGAS, NEVADA 89119
                             -----------------------
                 (Former Address of principal executive office)

                                (702) 795-4333
                                --------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act:

                                      None
                                      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X   Yes                  No
                 -----                -----

State the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

                                 March 31, 1997

                         Common Voting Stock 25,394,300


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

RESULTS OF OPERATIONS

The Company does have limited operations and costs attributed to development of future operations. In the quarter ended March 31, 1997, the Company lost $58,665. In the quarter ended March 31, 1997, the Company lost $59,488.

PLAN OF OPERATION

In March 1997, the Board of Directors approved an exchange of common shares with Amazon Natural Treasures, Inc., a privately held Nevada Company. Amazon Natural Treasures, Inc., is a PhytoTherapy Health Maintenance Company. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and diseases. The Board of Directors felt this would offer shareholders a viable business opportunity for the future.

                         Amazon Natural Treasures, Inc.

                                 Balance Sheets
                March 31, 1997 (Unaudited) and December 31, 1996


                                         Unaudited
                                           1997           1996
                                         ---------      ---------
                            ASSETS
Current Assets

   Cash                                  $   6,602      $   1,390
   Stock Subscription Receivable               -0-          2,000
   Inventory                                33,649         38,149

         Total Current Assets               40,251         41,539

Property & Equipment

   Furniture, Fixtures and Equipment        96,523         69,435
   Less Accumulated Depreciation           (27,386)       (22,475)
                                         ---------      ---------

         Total Property & Equipment         69,137         46,960

Other Assets

   Deposits                                  5,670          5,670
   Organization Costs - Net                  6,581          7,024
   License & Trademarks                      5,000          5,000

         Total Other Assets                 17,251         17,694
                                         ---------      ---------

         TOTAL ASSETS                    $ 126,639      $ 106,193
                                         =========      =========







                         Amazon Natural Treasures, Inc.

                           Balance Sheets -Continued-
                March 31, 1997 (Unaudited) and December 31, 1996


                                                Unaudited
                                                  1997           1996
                                                ---------      ---------
                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts Payable                             $  55,770      $  59,549
   Accrued Expenses                                 2,259          1,475
   Payroll Taxes                                    2,815          1,161
   Customer Deposits                                5,000          5,000
   Short Term Notes Payable                           -0-          1,943
                                                ---------      ---------

         Total Current Liabilities                 65,844         69,128

Long Term Liabilities                              55,342         40,000
                                                ---------      ---------

         Total Liabilities                        121,186        109,128

Stockholders' Equity

   500,000,000 Common Shares Authorized
     At $0.001 Par Value; 25,394,300 Shares
      and 24,664,300 Shares Issued
      and Outstanding  Respectively                25,394         24,664
   Paid In Capital                                278,232        211,088
   Accumulated Deficits                          (298,173)      (238,687)
                                                ---------      ---------

   Total Stockholders' Equity                       5,453         (2,935)
                                                ---------      ---------

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                   $ 126,639      $ 106,193
                                                =========      =========






   The accompanying notes are an integral part of these financial statements


                         Amazon Natural Treasures, Inc.
                      Statements of Operations -Unaudited-

                For the Period January 1, 1997 to March 31, 1997
                      and January 1, 1996 to March 31, 1996


                                                   (Unaudited)
                                                      1997             1996
                                                   ----------        ---------
Revenues                                           $   16,553        $  16,325

Costs of Sales                                          6,042           24,950
                                                   ----------        ---------

         Gross Margin                                  10,511           (8,625)

Expenses

   Taxes                                                1,419              -0-
   Depreciation                                         4,911            3,149
   Rent                                                16,536            3,413
   Telephone                                              603           16,099
   Maintenance                                            121            3,800
   General & Administrative                            46,409           25,569
                                                   ----------        ---------

         Total Expenses                                69,999           50,030
                                                   ----------        ---------

         Net Loss                                  $  (59,488)       $ (58,655)
                                                   ==========        =========

         Loss Per Share                                  (.00)            (.01)

         Shares Outstanding at End of Period       24,664,300        6,400,000

                         Amazon Natural Treasures, Inc.
              Statements of Cash Flows - Unaudited- For the Period
                        January 1, 1997 to March 31, 1997
                      and January 1, 1996 to March 31, 1996


                                                   1997          1996
                                                 --------      --------
Cash Flows from Operating Activities

   Net Loss                                      $(59,488)     $(58,655)
   Adjustments to Reconcile Net Loss
     to Net Cash
      Depreciation                                  4,911         3,149
      Amortization                                    433           393
      Rounding                                          1           -0-
   Changes in Operating Assets & Liabilities
     Decrease (Increase) in Inventory               4,500        (5,950)
     Decrease in Accounts Payable                  (1,341)          -0-
                                                 --------      --------

         Net Cash Used by Operating
         Activities                               (50,974)      (61,063)

Cash Flows from Investing Activities

   Equipment Purchase                             (27,088)          -0-

Cash Flows from Financing Activities

   Sale of Common Shares                           69,875           -0-
   Contributed Cash                                   -0-           843
   Increase in Notes Payable                       13,399        59,500
                                                 --------      --------
         Net Cash Provided by Financing
         Activities                                83,274        60,343
                                                 --------      --------

         Increase (Decrease) in Cash                5,212          (720)

         Cash at Beginning of Period                1,390         3,640
                                                 --------      --------
         Cash at End of Period                   $  6,602      $  2,920
                                                 ========      ========

Disclosures from Operating Activities

   Interest                                      $    784      $    -0-
   Taxes                                              -0-           -0-

                         Amazon Natural Treasures, Inc.
                          Note to Financial Statements

NOTE #1 - Statement Preparation

      The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management necessary for a fair presentation of financial position and results of operations.

      The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 10-K report and subsequent reports on Form 8-K.

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


                         AMAZON NATURAL TREASURES, INC.




Date: __________________________       By: ___________________________________
      Michael Sylver                       President & Chief Financial Officer

Date: __________________________       By: ___________________________________