Form 10QSB
period 1997-06-30
AMAZON NATURAL TREASURES INC
filed 1997-08-19
CIK 844055

United States
                 Securities and Exchange Commission
                        Washington, DC 20549

                             FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

For the Quarter Ended                              Commission File Number
   June 30, 1997                                          33-26109


                    AMAZON NATURAL TREASURES, INC.
       (Exact name of registrant as specified in its charter)

                               UTAH
      (State or other jurisdiction of incorporation or organization

                            87-0460880
                (I.R.S. Employer Identification No.)

                 4011 W. Oquendo Avenue, Suite C
                     LAS VEGAS, NEVADA 89118
              (Address of principal executive offices)

                    4386 South Eastern Avenue
                     LAS VEGAS, NEVADA 89119
            (Former Address of principal executive office)

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

                               June 30, 1997

                      Common Voting Stock 25,394,300


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and are attached hereto as an exhibit, together with the Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
STATEMENTS

Liquidity and Capital Resources

Since the reverse acquisition of Amazon Natural Treasures, Inc. (NV), the Company has had limited operations and has made preparation to launch more extensive operations in the near future. Currently, the Company's capital resources are improving for this purpose. To finance these activities, the Company seeks to do a private placement of securities.

Results of Operations

The Company does have limited operations and costs attributed to development of future operations. In the quarter ended June 30, 1996, the Company lost $97,775. In the quarter ended June 30, 1997, the Company lost $343,418 which is offset by the assets in the amount of $495,945.

Plan of Operation

In March 1996, the Board of Directors approved an exchange of common shares with Amazon Natural Treasures, Inc. (NV), a privately held Nevada Company. Amazon Natural Treasures, Inc., is a PhytoTherapy Health Maintenance Company. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and diseases. The Board of Directors felt this would offer shareholders a viable business opportunity for the future.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None; not applicable.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        Dated this 15th day of August 1997.

                                           AMAZON NATURAL TREASURES, INC.
                                                 (the "Registrant")


                                             By: /s/ Michael A. Sylver
                                                 Michael A. Sylver
                                       President and Chief Financial Officer

                      AMAZON NATURAL TREASURES, INC.

                           FINANCIAL STATEMENTS

                              JUNE 30, 1997

                                 CONTENTS

                                                     Page No.

ACCOUNTANT'S COMPILATION REPORT                         1

FINANCIAL STATEMENT:

  BALANCE SHEET                                         2

  STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS      3

  BALANCE SHEET SCHEDULES                               4

  SCHEDULE OF OPERATING EXPENSES                        5

BOARD OF DIRECTORS
AMAZON NATURAL TREASURES, INC.
LAS VEGAS, NEVADA

We have compiled the accompanying balance sheet of AMAZON NATURAL TREASURES, INC.
as of June 30, 1997, and the related statement of income and retained earnings (deficit) for the three months and six months then ended, and the accompanying supporting schedules which are presented only for supplementary analysis purposes, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements and supporting schedules information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and the statement of cash flows were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Additionally, in accordance with generally accepted accounting principles, income taxes are an expense of business enterprises earning income subject to tax. Management has elected to omit a provision for federal income tax expense, and has informed us that the effects of this position and results of operations have not been determine. Accordingly, these financial statements are not designed for those who are not informed about such matters.





LAS VEGAS, NEVADA
August 13, 1997

                      AMAZON NATURAL TREASURES, INC.
                             BALANCE SHEET
                             JUNE 30, 1997


                                ASSETS

CURRENT ASSETS
  Cash in bank                                         $  111,322
  Petty cash                                                1,000
  Inventory-bottles/bagged                                101,140
  Inventory-birds                                          10,507
  Prepaid insurance                                         7,765
                                                          231,734
PROPERTY AND EQUIPMENT-AT COST
  Office furniture and equipment                           15,450
  Clean room & equipment                                   93,140
  Laboratory equipment                                     21,540
  Computer equipment                                          218
  Automobiles                                               7,590
                                                          137,938
  Less: accumulated depreciation                          (33,890)
                                                          104,048

OTHER ASSETS
  Construction in process                                  73,472
  Refundable deposits                                      42,885
  Organization costs-net                                   13,806
  Prepaid logos, trademarks, etc.                          25,000
  Licenses                                                  5,000
                                                          160,163

TOTAL ASSETS                                           $  495,945

                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $   95,612
  Payroll taxes payable                                     4,791
  Notes payable-related parties                            26,790
                                                          127,193

STOCKHOLDERS' EQUITY

COMMON STOCK

  500,000,000 common shares authorized
  at $0.001 par value 26,262,171 shares
  issued and outstanding                                   26,262

ADDITIONAL PAID IN CAPITAL                                924,594

RETAINED EARNINGS (DEFICIT)                              (582,104)
                                                          368,752

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $  495,945


                  See Accountant's Compilation Report

                   AMAZON NATURAL TREASURES, INC.
           STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997


                                            CURRENT      TO-DATE
                                            BALANCE      BALANCE
INCOME
  Sales-non-taxable                       $    5,441   $   21,992
  Interest income                                771          774
                                               6,212       22,766

COST OF SALES
  Purchases                                    1,392        5,912
  Processing costs                                          1,156
  Shipping expense                             7,196        7,387
  Commissions                                                 175
                                               8,588       14,630

GROSS PROFIT                                  (2,376)       8,135
OPERATING EXPENSES                           281,554      351,553

OPERATING INCOME                            (283,930)    (343,418)


NET INCOME (LOSS)                         $ (283,930)  $ (343,418)

BEGINNING RETAINED                                       (238,686)

ENDING RETAINED EARNINGS                               $ (582,104)





                  See Accountant's Compilation Report

                   AMAZON NATURAL TREASURES, INC.
                        BALANCE SHEET SCHEDULES
                             JUNE 30, 1997


                 SCHEDULE OF ACCUMULATED DEPRECIATION

FURNITURE AND FIXTURES                                 $  (22,815)

LABORATORY EQUIPMENT                                      (10,545)

ACCUMULATED DEPRECIATION COMPUTER EQUIPMENT                   (24)

AUTOMOBILES                                                  (506)
                                                       $  (33,890)


                  See Accountant's Compilation Report

                   AMAZON NATURAL TREASURES, INC.
                    SCHEDULE OF OPERATING EXPENSES
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997



                                            CURRENT      TO-DATE
                                            BALANCE      BALANCE

Accounting-outside                        $   26,765   $   26,765
Advertising                                      362          362
Amortization                                     442          885
Auto & truck                                   3,242        3,996
Auto lease                                    11,150       11,850
Bank charges                                     479          640
Bank charges-credit cards                        228          545
Casual labor                                   9,651       13,061
Clean room supplies                            2,961        2,961
Consulting fees                               76,127       84,917
Depreciation                                   6,504       11,415
Dues & subscriptions                           1,283        1,283
Entertainment                                  2,450        2,450
Equipment rental                               2,335        2,335
Furniture lease                                  127          127
Insurance-group                                  391          391
Insurance-general                              1,903        1,903
Interest                                         490        1,274
Janitorial                                       439          439
Laboratory supplies                               50           50
Legal                                         11,468       13,139
Licenses & taxes                               1,532        2,032
Moving expense                                                240
Nevada business tax                            1,257        1,257
Office expenses                                9,558       12,540
Penalties                                         21           21
Printing                                         150          150
Postage                                        2,111        2,111
Professional services                          2,002        5,050
Promotional                                   32,506       32,631
Rent                                          12,725       29,261
Repairs & maintenance                          1,736        1,857
Research & development                         3,410        3,410
Salaries & wages                              18,899       27,299
Taxes-payroll                                  2,585        3,504

Telephone                                     12,845       13,448
Travel                                        20,580       34,699
Utilities                                        789        1,255
                                          $  281,554   $  351,553









                  See Accountant's Compilation Report