Form 10QSB
period 1997-09-30
AMAZON NATURAL TREASURES INC
filed 1997-11-19
CIK 844055

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
             SEPTEMBER 30, 1997                         33-26109


                         AMAZON NATURAL TREASURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     NEVADA

          (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)


                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                   87-0460880

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

                               September 30, 1997

                         Common Voting Stock 48,009,589

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

LIQUIDITY AND CAPITAL RESOURCES

Since the reverse acquisition of Amazon Natural Treasures, Inc., (NV) the Company has had limited operations and has made preparation to launch more extensive operations in the near future. Currently, the Company's capital resources are adequate for this purpose. To finance these activities the Company is engaged in the private placement of securities. The company has sufficient capitol for the start of their Direct Marketing Program, which will begin in the first quarter of 1998.

RESULTS OF OPERATIONS

The Company does have limited operations and costs attributed to development of future operations. In the year-to-date ended September 30, 1996, the Company lost $56,001. In the year-to-date ended September 30, 1997, the Company lost $906,042.00, which is offset by assets in the amount of $1,217,069.00.

PLAN OF OPERATION

In March 1996, the Board of Directors approved an exchange of common shares with Amazon Natural Treasures, Inc., a privately held Nevada Company. Amazon Natural Treasures, Inc., is a multi-faceted company which is a Phytogenics(R) Health Maintenance Company along with bringing the treasures of the Brazilian Amazon Rain Forest to the rest of the world. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and disease. The Board of Directors feel this will offer shareholders a viable business opportunity now and for the future.

Amazon Natural Treasures, Inc. or A.N.T., as it is also known, was incorporated in Nevada, during 1995. It is a company with a unique mission. To bring the Amazon's naturally produced treasures, in their purest form, to the people of the world. To this end, A.N.T. has obtained the rights to export products from the Amazon area to the United States, Canada and the rest of the world. These products include: herbs, roots, plants and teas. Along with these products come their associated benefits. A.N.T. also produces and exports a bevy of additional product lines.

For many years people have looked for alternative treatments for their diseases and maladies. People all over the world have had unpleasant experiences with modern (allopathic) medical treatments, that in many cases are made up of man-made chemicals that produce unwanted, if not dangerous side effects. Health food stores have made billions of dollars catering to this ever-increasing segment of the population. Many of their products are beneficial, but far too many of them contain a small percentage (usually under 10%) of their advertised ingredient(s). Ninety percent is filler. All of Amazon Natural Treasures, Inc. Phytogenics(R) products are 100% pure and natural without any fillers. Our customers get the full potency of the product they purchase and at competitive prices. Key personnel have been actively working in the research and development phase of our Phytogenics(R) products since 1972. In 1995 a decision was made to enter A.N.T. products into the world market.

Amazon Natural Treasures' business plan for the next twelve-(12) months contemplates the utilization of an aggressive multi-dimensional marketing campaign. The company will use direct mail to qualified leads. Also planned is the placement of advertising in established and widely circulated health-related, as well as general interest publications. An "infomercial" is planned to further disseminate information into the marketplace. It is anticipated this will result in strong revenue in the first quarter of 1998 and increasing sales thereafter. This assertive plan will be implemented at the conclusion of the private placement offering.

The company contemplates entering into advertising contracts with magazines, including but not limited to the following:

                      MAGAZINE                     CIRCULATION
                      --------                     -----------
                      PREVENTION                   3,000,000
                      Rx REMEDY                    1,500,000
                      VITALITY                     1,250,000
                      HEALTH JOURNAL               1,200,000
                      AMERICAN HEALTH              1,000,689

The plan is to place full-page ads, in those magazines eventually selected, at a monthly cost of approximately Fifteen Thousand ($15,000.00) Dollars each. We expect each magazine will run an article detailing the company and its unique products. Most important, we expect the publications will provide a list of their subscribers for follow-up direct mailing.

The acquisition of a total lead base of approximately seven million (7,000,000) leads is envisioned through marketing with publications. An additional one million (1,000,000) leads will be purchased from lead based companies.

Amazon Natural Treasures, Inc. will purchase leads of individuals who have regularly purchased, at a minimum, two hundred fifty ($250) dollars worth of health supplements per month for the last twelve (12) months. Amazon Natural Treasures, Inc. has been informed that there are five million (5,000,000) leads available. Utilizing magazines, "infomercials, " direct mail, and lead based companies, Amazon Natural Treasures, Inc. will continue to build their lead base so that potential customers will number in the millions.

The company eventually plans to publish its own catalog/magazine. The cover will feature a full color photograph of the Amazon Rain Forest with the company's logo prominently displayed. Inside, there will be messages from the principals of the company, a history of the rain forest, and a history of the company. An explanation of the company's purpose and adoption of "phytogenics(R)" or the treatment of ailments through plants and other naturally occurring products, will also be included.

The magazine will contain a chart consisting of possible symptoms/ailments people may be suffering from and corresponding product(s) customers can purchase for their treatment. Each product will be individually presented and explained on its own page. The benefits of each product, how it works, and how it should be used will be illustrated.

It is anticipated articles by respected researchers and medical professionals will be included. These articles will correspond to the natural theme of the company. There will be other attractions in the magazine for the consumer, such as monthly pullout calendars and full-color pictures of the rain forest will be featured. These photographs will be unique and collectable. To this end all the photographs will be numbered and in a limited quantity.

Customer testimonials, with photographs, will be included each month. There will be a "Letter to the Editor" selection each month with answers to customer's questions. The company also plans to provide "on-line" support, which will allow the company to be interactive with its customer base. Thus, a "web-site" and individual Internet address has been established. This website address is www.amazon-treasures.com.

It is predicted customers will have on-line forum discussions and this will lead to additional marketing opportunities. Videos and cd-roms will be available. These videos and cd-roms will be designed to show how to use our more unique product, particularly the teas.

The benefit and effectiveness of our products have been demonstrated, throughout the ages, by people who continue to use them. The inhabitants of the Amazon, as well as many others have taken the products for their ailments and achieved astonishing results.

Amazon Natural Treasures, Inc. can be characterized as a leader in bringing to the world Phytogenics(R) products. The company believes in complete control from the harvesting of the products through sale to the end user. Only through this business principle (vertical integration) can high quality standards be controlled and enforced.

Sales will be obtained through the introduction of other Amazon products from the Brazilian Amazon rain forest such as sports drinks, soft drinks, a 100% natural sweetener, teeth whitening chewing gum, aids preventive cream as well as rare earth elements. Those additional products will include hand-carved items made from gems, found in the Amazon, for which the company has obtained exportation rights. Typically, these products will involve carvings of birds found in the Amazon and can consist of: tanzanite, peridot, lolite, garnet, citrine, aquamarine or amethyst. The birds will be accompanied with certified appraisals of their value. It is anticipated these birds also can be sold in the catalog.

The company is presently operating at 4011 West Oquendo Road, Suite C, Las Vegas, Nevada 89118 (Corporate Offices); 3977 West Oquendo Road, Suite C, Las Vegas, Nevada 89118 (Investor Relations); 6435 South Valley View Boulevard, Suite G, Las Vegas, Nevada 89118 (Distribution Center); Rua Dona Cesaria Fagundes, 209 Vila Mariana Sao Paulo/ SP-Brasil CEP 04054-030; Rua Belem, 1036 Facing Rue Recife, Andrianopolis, Manaus Brazil; 470 North Rivermeade Drive, Unit #7, Concord, Ontario, Canada L4K3R8.

The anticipated demand, in the North American market, is expected to be particularly strong. Evidenced by the fact that even though A.N.T. has recently commenced importing these products, and has yet to commence an official marketing campaign, "word-of-mouth" has already created a positive reaction, which has required the ordering of additional products.

Once it is felt the North American market is being fully maximized, the company will look to international markets for expansion. The company has established important relationships with officials of the Government of Brazil. These officials have expressed an interest in establishing a museum, dedicated to the Amazon area, in Las Vegas, Nevada. They feel Las Vegas is an ideal location to promote the Amazon and its many assets due to the high number of visitors from throughout the world. This would be a joint venture between Amazon Natural Treasures, the Brazilian government, State of Nevada, and local authorities. Amazon Natural Treasures would be responsible for the day to day management. This project should give our company world-wide exposure and, it is hoped, provide the momentum for a weekly spin-off of a television series dedicated to the 2,700,000 square miles of the Brazilian rain forest.

The company has negotiated a favorable price schedule for the harvesting of their products; this should allow for a strong profit margin on sales. In turn, it should result in a healthy bottom line for the company.

The company will offer monthly specials so customers can take advantage of by sending in coupons throughout the catalog/magazine. Order forms will be included throughout the catalog/magazine. Customers will be able to place their orders by e-mail, U.S. mail or telephone. Amazon Natural Treasures will accepts checks, money orders, ATM or Debit cards, and all major credit cards. There will be a shipping and handling charge added to all orders.

It is anticipated, at some point, circulation of Amazon Natural Treasures' catalog/magazine will reach significant numbers of people. At that time, advertising space will be sold to health-related, but noncompeting, companies for their products. The revenue generated will offset the costs associated with the catalog/magazine.

Amazon Natural Treasures is poised to enter and capture a segment of the multi-billion dollar market in health supplements and create a new market niche for the rest of their unique product lines.

                         AMAZON NATURAL TREASURES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997


                               ASSETS

CURRENT ASSETS
  Cash in bank                                         $  161,688
  Petty cash                                                2,000
  Employee advances                                         2,475
  Inventory-bottles/bagged                                216,535
  Inventory-raw material                                   21,146
  Inventory-birds                                          33,323
  Prepaid insurance                                         5,838
                                                          443,005
PROPERTY AND EQUIPMENT-AT COST
  Office furniture and equipment                           87,415
  Clean room & equipment                                  187,493
  Laboratory equipment                                     36,262
  Warehouse equipment                                     115,562
  Computer equipment                                       24,586
  Automobiles                                               7,590
                                                          458,908
  Less: accumulated depreciation                          (70,333)
                                                          388,575

OTHER ASSETS
  Construction in process                                 151,741
  Refundable deposits                                      57,885
  Organization costs-net                                   45,863
  Prepaid logos, trademarks, etc.                         125,000
  Licenses                                                  5,000
                                                          385,489

TOTAL ASSETS                                           $1,217,069


                         AMAZON NATURAL TREASURES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997


                  LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                 $    4,464
    Less: current unamortized discount                     (2,437)
                                                            2,027
  Accounts payable                                        145,805
  Payroll taxes payable                                     4,668
  Sales/use tax payable                                    10,000
  Accounts payable-related parties                        116,358
  Notes payable-related parties                            22,090
                                                          300,948

LONG-TERM DEBT
  Notes payable                                            22,319
    Less: current maturities                               (4,464)
    Less: unamortized discount                             (4,882)
                                                           12,973
                                                          313,921

STOCKHOLDERS' EQUITY

COMMON STOCK
  500,000,000 common shares authorized
  at $0.001 par value 48,009,589 shares
  issued and outstanding                                   48,010

ADDITIONAL PAID IN CAPITAL                              1,761,180

RETAINED EARNINGS (DEFICIT)                              (906,042)
                                                          903,148

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $1,217,069


                         AMAZON NATURAL TREASURES, INC.
           STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                                            CURRENT      TO-DATE
                                            BALANCE      BALANCE
INCOME
  Sales-non-taxable                       $    8,779   $   30,770
  Interest income                                942        1,716
                                               9,721       32,486

COST OF SALES
  Purchases                                    2,595        8,508
  Processing costs                               155        1,311
  Freight-in                                     720          720
  Shipping expense                             3,408       10,795
  Commissions                                                 175
                                               6,878       21,509

GROSS PROFIT                                   2,843       10,977
OPERATING EXPENSES                           326,782      678,333

OPERATING LOSS                              (323,939)    (667,356)


NET LOSS                                  $ (323,939)  $ (667,356)

BEGINNING RETAINED EARNINGS (DEFICIT)                    (238,686)

ENDING RETAINED EARNINGS (DEFICIT)                     $ (906,042)


                         AMAZON NATURAL TREASURES, INC.
                             STATEMENT OF CASH FLOWS
                       JULY 1, 1997 TO SEPTEMBER 30, 1997
                    AND JANUARY 1, 1997 TO SEPTEMBER 30, 1997


                                           7/1/97 TO    1/1/97 TO
                                            9/30/97      9/30/97
Cash flows from operating activities
  Net loss                                $ (323,939)  $ (667,356)
  Adjustments to reconcile net loss
    to net cash
      Amortization                            17,943       18,829
      Depreciation                            36,443       47,858

  Changes in operating assets & liabilities
    Increase in accounts receivable           (2,475)      (2,475)
    Increase in inventory                   (159,356)    (232,854)
    Decrease(Increase) in prepaid expenses     1,928       (5,838)
    Increase in deposits                     (15,000)     (52,215)
    Increase in accounts payable             176,428      209,646

      Net cash used by operating
      activities                            (268,028)    (684,405)

Cash flows from investing activities
  Equipment purchases                       (320,970)    (389,473)
  Investment in amortizable assets          (150,000)    (182,668)
  Investment in building construction        (78,269)    (151,741)

      Net cash used by investing
      activities                            (549,239)    (723,882)

Cash flows from financing activities
  Increase(Decrease) in notes payable         10,300       (4,853)
  Sale of common shares                      858,333    1,575,438

      Net cash provided by financing
      activities                             868,633    1,570,585

      Increase in cash                        51,366      162,298

      Cash at beginning of period            112,322        1,390

      Cash at end of period               $  163,688   $  163,688

Disclosures from operating activities
  Interest paid from 7/1/97 to 9/30/97:  $5,980
  Interest paid from 1/1/97 to 9/30/97:  $7,254


                            SUPPLEMENTARY INFORMATION
                         AMAZON NATURAL TREASURES, INC.
                             BALANCE SHEET SCHEDULES
                               SEPTEMBER 30, 1997


                      SCHEDULE OF ACCUMULATED DEPRECIATION
Furniture and fixtures                                 $   (6,722)
Laboratory equipment                                      (13,636)
Clean room equipment                                      (34,104)
Warehouse equipment                                       (12,373)
Computer equipment                                         (2,486)
Automobiles                                                (1,012)

                                                       $  (70,333)



                       SCHEDULE OF NOTES PAYABLE

Note payable-American Express Capital Finance          $   15,000


                         AMAZON NATURAL TREASURES, INC.
                         SCHEDULE OF OPERATING EXPENSES
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997



                                            CURRENT      TO-DATE
                                            BALANCE      BALANCE
Accounting-outside                        $    3,510   $   30,275
Advertising                                    8,593        8,955
Amortization                                  17,943       18,828
Apartment leases                              13,742       13,742
Auto & truck                                   2,238        6,234
Auto lease                                     7,377       19,227
Bank charges                                     173          813
Bank charges-credit cards                        463        1,008
Casual labor                                   2,432       15,493
Clean room supplies                              813        3,774
Consulting fees                                   87       85,004
Depreciation                                  36,443       47,858
Donations                                        500          500
Dues & subscriptions                           2,940        4,223
Entertainment                                  3,718        6,168
Equipment rental                               1,289        3,623
Furniture lease                                  990        1,118
Insurance-group                                3,838        4,229
Insurance-general                              9,961       11,864
Interest                                       5,980        7,254
Janitorial                                       298          737
Laboratory supplies                            2,261        2,311
Legal                                         27,260       40,399
Licenses & taxes                                 982        3,014
Miscellaneous                                    146          146
Moving expense                                                240
Nevada business tax                                         1,257
Office expenses                                7,828       20,367
Penalties                                                      21
Printing                                         459          609
Postage                                        2,535        4,646
Professional services                          6,589       11,639
Promotional                                    6,904       39,535
Rent                                          14,085       43,346
Repairs & maintenance                          1,844        3,701
Research & development                         2,294        5,704
Salaries & wages                              55,958       83,257
Taxes-payroll                                  8,323       11,827
Taxes-corporate                                  162          162
Telephone                                     21,421       34,868
Travel                                        38,190       72,889
Utilities                                      2,064        3,319
Warehouse supplies                             4,149        4,149
                                          $  326,782   $  678,333


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


                         AMAZON NATURAL TREASURES, INC.



Date:                               By:
      --------------------------        -----------------------------------
         Michael Sylver                 President & Chief Financial Officer

Date:                               By:
      --------------------------        -----------------------------------
         Robert Qualey                   Secretary/Treasurer



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE (AUDITED) AND THE CONSOLIDATED STATEMENT OF INCOME FOR THE 9 MONTHS ENDING SEPTEMBER 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.