Form 10QSB
period 1998-03-31
AMAZON NATURAL TREASURES INC
filed 1998-05-27
CIK 844055

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTER ENDED                   COMMISSION FILE NUMBER
              MARCH 31, 1998                             33-26109

                         AMAZON NATURAL TREASURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     NEVADA

          (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                   88-0460880

                          4011 W. OQUENDO ROAD, SUITE C

                             LAS VEGAS, NEVADA 89118

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          4011 W. OQUENDO ROAD, SUITE C
                             LAS VEGAS, NEVADA 89118

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

               [X]  Yes        [ ]  No

State the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

                                 March 31, 1998

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

LIQUIDITY AND CAPITAL RESOURCES

Since the reverse acquisition of Amazon Natural Treasures, Inc., (NV) the Company has had limited operations and has made preparation to launch more extensive operations in the near future. Currently, the Company's capital resources are adequate for this purpose. To finance these activities the Company is engaged in the private placement of securities. The company has sufficient capitol for the start of their Direct Marketing Program, which will begin in the third quarter of 1998.

RESULTS OF OPERATIONS

The Company does have limited operations and costs attributed to development of future operations. In the year-to-date ended September 30, 1997, the Company lost $906,042.00. In the year-to-date March 31, 1998, the Company lost $142,769.44, which is offset by assets in the amount of $1,271,819.46.

PLAN OF OPERATION

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

For many years people have looked for alternative treatments for their diseases and maladies. People all over the world have had unpleasant experiences with modern (allopathic) medical treatments, that in many cases are made up of man-made chemicals that produce unwanted, if not dangerous side effects. Health food stores have made billions of dollars catering to this ever-increasing segment of the population. Many of their products are beneficial, but far too many of them contain a small percentage (usually under 10%) of there advertised ingredient(s). Ninety percent is filler. All of Amazon Natural Treasures, Inc. Phytogenics(R) products are 100% pure and natural without any fillers. Our customers get the full potency of the product they purchase and at competitive prices. Key personnel have been actively working in the research and development phase of our Phytogenics(R) products since 1972. In 1995 a decision was made to enter A.N.T. products into the world market.

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

Amazon Natural Treasures, Inc. will purchase leads of individuals who have regularly purchased, at a minimum, two hundred fifty ($250) dollars worth of health supplements per month for the last twelve (12) months. Amazon Natural Treasures, Inc. has been informed that there are five million (5,000,000) leads available. Utilizing magazines, "infomercials," direct mail, and lead based companies, Amazon Natural Treasures, Inc. will continue to build their lead base so that potential customers will number in the millions.

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

Customer testimonials, with photographs, will be included each month. There will be a "Letter to the Editor" selection each month with answers to customer's questions. Amazon Natural Treasures, Inc. is pleased to announce that the construction of the "WEBSITE OF THE FUTURE" is now well underway. This "WEBSITE OF THE FUTURE" will be a fully interactive internet website.

It has been said that Amazon Natural Treasures, Inc.'s "WEBSITE OF THE FUTURE", once fully implemented, will be a major contender for a variety of awards dealing with internet site and graphic designs. Not only will the "WEBSITE OF THE FUTURE" be an immense educational source, but will also be a major selling tool for all of Amazon Natural Treasures, Inc.'s unique PhytogenicTM products. There are now over 127 spectacular PhytogenicTM nutritional supplements available from the Brazilian Amazon Rain Forest. Amazon Natural Treasures, Inc. will continuously add new supplements to their product line. Precious stoned carved birds, figurines and top quality gemstones such as rubies, emeralds, aquamarines, etc. will also be available for sale on the "WEBSITE OF THE FUTURE".

We invite you to view our Website now as it is under construction at www.amazon-treasures.com.

The site can be expanded upon at any time, but initial development will include the following attributes:

ON LINE CUSTOMER SERVICE: Customers will be able to ask for help on product information, etc. They will also be able to access this information either via keyboard, voice or video conferencing depending on their computer capabilities.

ON LINE SECURE ORDERING: Customers can order products with "peace of mind" that their credit cards will be safe using AT&T Buy/Safe secured ordering. All orders will be processed for immediate shipment.

ORDER PHYTOGENICTM PRODUCTS ON LINE: Customers can access Amazon Natural Treasures PhytogenicTM products and ordering information in a variety of manners.

ASK THE INDIAN: Customers will be able to ask the Indian a specific question in regards to their health or one of Amazon Natural Treasures 100% pure natural PhytogenicTM products either through use of their voice control or their keyboard. The Indian will answer them in his own voice while the text of his speech is being printed on the screen for easy downloading.

PRODUCT BY NAME: When the customer is looking for a specific 100% pure and natural Amazon Natural Treasures PhytogenicTM product, they can easily access all the information on the product by double clicking on the name or by speaking the name into their microphone.

PRODUCT BY PRODUCT NUMBER: Many of our customers prefer to order or access information on Amazon Natural Treasures 100% pure and natural PhytogenicTM products by product number. This is easily done by double clicking on the product or by speaking the product number into their microphone.

AILMENTS AND RECOMMENDED PRODUCTS: For the customer who does not have a lot of time, they can easily access the products and ordering information on Amazon Natural Treasures 100% pure and natural PhytogenicTM products by double clicking on their ailment or by speaking their ailment into their microphone. The recommended 100% pure and natural PhytogenicTM product will then immediately pop-up onto the screen.

SPECIALTY LISTING: This list of Amazon Natural Treasures 100% pure and natural PhytogenicTM products is for customer's specialized needs. Here, they will find products for specialized needs such as aphrodisiacs, antacids, antidepressants, anti-inflammatories, antioxidants, antiseptics, estrogens, finger nail hardener, hair and skin formulas, premature aging, skin wrinkles, tranquilizers and many more. When the customer has located their specific specialized need, they can easily access the information by double clicking on the specialized need or by speaking the name of the specialized need into the microphone. The complete listing of all the products for that particular specialized need will pop-up onto the screen. By the saying the name of a particular product, the customer can either access the information via voice or via text.

SEE YOUR ORDER ON LINE: Through video conferencing, the customer will be able to actually see all the products, the precious and semi-precious stone birds, and stone figurines. The customer will be able to pick and choose the color, size, shape, type, etc. while talking on line with one of our certified gemologists before their purchase.

ORDERING THROUGH VIDEO CONFERENCING: Through video conferencing, the customer will be able to pick and choose the actual gem stone by color, size, weight and quality.

DISCUSSION FORUMS: Customers will be able to check on line for times and dates when noted doctors from Amazon Natural Treasures medical advisory board will be on line ready to answer their questions about their medical queries or our PhytogenicTM products. The noted professionals will be viewed by the customer via video conferencing.

CUSTOMER INTERACTING: 24 hours a day, customers will be able to log onto the interactive discussion group. Here, customers will be able to compare notes, discuss the merits of Amazon Natural Treasures' products either through the keyboard or their voice pad. This will all be integrated through Amazon Natural Treasures' own in-house server.

REAL TIME AUDIO AND VIDEO: Amazon Natural Treasures "state of the art" website will feature the latest technology available on the Internet utilizing "Real Player Plus" and "MegaPeg" for the ultimate in on line communication.

ON LINE MULTI-MEDIA: The website will feature a vast array of "one of a kind" photographs of the Brazilian Amazon Rain Forest. Our photographs will be accompanied by a cover story and can easily be down loaded.

The art gallery will also include spectacular photographs of thousands of "one of a kind" Indian artifacts. The sub text will explain their origins, uses, and tribes in which they originated from. These artifacts may personally be viewed at Amazon Natural Treasures retail store showroom and museum located in Las Vegas, Nevada.

You will also be able to listen to the sounds of the jungle in beautiful hi-fi stereo via real audio that is available for free downloading.

INVESTORS CORNER: Here, visitors to the "Website of the Future" will be able to follow the latest stock quotes, retrieve fundamental financial information, read press releases, and can also link to other sites for on line stock transactions.

E-MAIL: With just one click of the mouse, customers will have the ability to send us standard keyboard or voice E-Mail which will be answered immediately 24 hours a day!

SCREEN SAVERS: Visitors to the Amazon "state of the art" website will have the ability to download the most exquisite, never seen before, screen savers. Some of which will include live action along with its own audio.

Amazon Natural Treasures plans to harness the expansive growth and interest of the Internet worldwide and plans to use its website as a major revenue producer for the sale of the company's products. The company anticipates the website to generate hundreds of millions of dollars in revenue annually.

It has been proven that the excitement of the Internet, properly promoted, can be a tremendous tool for stock market relations, broker dealers, and underwriters. There are many companies that just utilize the Internet for their total sales and have based their initial public offerings around the sale of their products on the Internet.

We, at Amazon Natural Treasures, plan to take this one step further by utilizing the immense power of the Internet as a sales tool along with the direct marketing catalog sales and magazine advertising campaign to capture all spectrums of the over one hundred billion dollar annual consumer market for these products. This may also be the basis for a future public offering that will no doubt bring broker dealer and underwriter enthusiasm and support.

The benefit and effectiveness of our products have been demonstrated, throughout the ages, by people who continue to use them. The inhabitants of the Amazon, as well as many others have taken the products for their ailments and achieved astonishing results.

Amazon Natural Treasures, Inc. can be characterized as a leader in bringing to the world Phytogenic(R) products. The company believes in complete control from the harvesting of the products through sale to the end user. Only through this business principle (vertical integration) can high quality standards be controlled and enforced.

Sales will be obtained through the introduction of other Amazon products from the Brazilian Amazon rain forest such as sports drinks, soft drinks, a 100% natural sweetener, teeth whiting chewing gum, aids preventive cream as well as rare earth elements. Those additional products will include hand-carved items made from gems, found in the Amazon, for which the company has obtained exportation rights. Typically, these products will involve carvings of birds found in the Amazon and can consist of: tanzanite, peridot, lolite, garnet, citrine, aquamarine or amethyst. The birds will be accompanied with certified appraisals of their value. It is anticipated these birds also can be sold in the catalog.

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

The anticipate demand, in the North American market, is expected to be particularly strong. Evidenced by the fact that even though A.N.T. has recently commenced importing these products, and has yet to commence an official marketing campaign, "word-of-mouth" has already created a positive reaction, which has required the ordering of addition products.

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

Amazon Natural Treasures is poised to enter and capture a segment of the multi-billion dollar market in health supplements and create a new market nitch for the rest of their unique product lines.

                         AMAZON NATURAL TREASURES, INC.
                                 Balance Sheet
                                 March 31, 1998

                                     ASSETS

Current Assets
  CASH IN BANK                           $    955.15
  CANADIAN BANK ACCOUNT                       100.00
  PETTY CASH                                  400.00
  CASH IN BANK                            (32,866.78)
  -BOTTLED/BAGGED                         285,228.66
  -RAW MATERIALS                           40,290.47
  -BIRDS                                   32,760.50
  NOTES RECEIVABLE                         60,943.41
  PREPAID INSURANCE                        10,413.66
                                         -----------
  Total Current Assets                                     398,225.07

Property and Equipment
  OFFICE FURNITURE AND EQUIPMENT           98,067.64
  ACCUM. DEP. FURNITURE/FIXTURE            (6,721.83)
  LABORATORY EQUIPMENT                     40,454.06
  ACCUM. DEP. LABORATORY EQUIP.           (13,636.41)
  CLEAN ROOM EQUIPMENT                    193,593.10
  ACCUM. DEP. CLEAN ROOM EQUIP.           (34,104.59)
  WAREHOUSE EQUIPMENT                     121,599.65
  ACCUM. DEP. WAREHOUSE EQUIP.            (12,372.50)
  COMPUTER EQUIPMENT                       28,721.06
  ACCUM. DEP. COMPUTER EQUIP.              (2,485.67)
  AUTOMOBILES                               7,589.73
  ACCUM. DEP. AUTOMOBILES                  (1,012.00)
  PORTABLE CLEAN ROOMS                    155,585.64
  LOGOS, TRADEMARKS, ETC.                 125,000.00
                                         -----------
  Total Property and Equipment                             700,277.88

Other Assets
  EMPLOYEE ADVANCES                         1,305.72
  WORK IN PROGRESS                          8,308.71
  LICENSES & TRADEMARKS                     5,000.00
  REFUNDABLE DEPOSITS                      57,324.25
  OTHER ORGANIZATIONAL COSTS               66,522.71
  ACC. AMORT-ORGANIZATIONAL CO            (20,659.67)
  SUSPENSE                                 55,514.79
                                         -----------
  Total Other Assets                                       173,316.51
                                                        -------------
  Total Assets                                          $1,271,819.46
                                                        =============

                            LIABILITIES AND CAPITAL

Current Liabilities
     ACCOUNTS PAYABLE                    $130,063.19
     FICA PAYABLE                           6,911.56
     FEDERAL INCOME TAX WITHHELD            8,162.08
     STATE UNEMP TAX PAYABLE               (2,138.22)
     SIIS PAYABLE                            (463.28)
     SALES TAX PAYABLE                     10,000.06
     ACCOUNTS PAYABLE-MIKE SYLVEI         122,309.00

                    Unaudited - For Management Purposes Only

                         AMAZON NATURAL TREASURES, INC.
                                 Balance Sheet
                                 March 31, 1998

ACCOUNTS PAYABLE-TCI                  8,599.00
ACCOUNTS PAYABLE-GARY SYLVE          (5,558.21)
CURRENT PORTION                       4,463.76
LONG TERM PORTION                    17,855.04
LESS CURRENT UNAMORT DISC.           (2,436.83)
LESS UNAMORTIZED DISCOUNT            (4,881.97)
MICHAEL A. SYLVER                    (6,700.00)
ROBERT QUALEY                         1,142.00
ABRACEL                              10,648.18
                                 -------------
Total Current Liabilities                                 297,975.36

Long-Term Liabilities
  NOTE PAYABLE                       38,369.81
                                 -------------
Total Long-Term Liabilities                                38,369.81
                                                       -------------
Total Liabilities                                         336,345.17

Capital
  COMMON STOCK                       48,009.58
  RETAINED EARNINGS              (1,200,114.30)
  ADDITIONAL PAID IN CAPITAL      2,230,348.45
  Net Income                       (142,769.44)
                                 -------------
  Total Capital                                           935,474.29
                                                       -------------
  Total Liabilities and Capital                        $1,271,819.46


                    Unaudited - For Management Purposes Only

                         AMAZON NATURAL TREASURES, INC.
                                Income Statement
                   For the Three Months Ending March 31, 1998



REVENUES                          CURRENT MONTH           YEAR TO DATE
  SALES-TAXABLE                        122.49      0.27       122.49      0.27
  SALES-NON TAXABLE                 44,430.96     99.27    44,430.96     99.27
  SALES RETURNS AND ALLOWANCE            0.00      0.00         0.00      0.00
  DAMAGE CLAIMS                          0.00      0.00         0.00      0.00
  INTEREST INCOME                      203.35      0.45       203.35      0.45
  DISCOUNTS & GIFT CERTIFICATES          0.00      0.00         0.00      0.00
  BAD DEBTS COLLECTED                    0.00      0.00         0.00      0.00
  MISCELLANEOUS INCOME                   0.00      0.00         0.00      0.00
                                    ---------              ---------
Total Revenues                      44,756.80    100.00    44,756.80    100.00
                                    ---------              ---------

Cost of Sales
  PURCHASES                          3,670.50      8.20     3,670.50      8.20
  PROCESSING COSTS                       0.00      0.00         0.00      0.00
  FREIGHT-IN                           490.04      1.09       490.04      1.09
  SHIPPING EXPENSE                     382.35      0.85       382.35      0.85
  DAMAGED GOODS                          0.00      0.00         0.00      0.00
  COMMISSIONS                            0.00      0.00         0.00      0.00
                                    ---------              ---------
  Total Cost of Sales                4,542.89     10.15     4,542.89     10.15
                                    ---------              ---------
  Gross Profit                      40,213.91     89.85    40,213.91     89.85
                                    ---------              ---------
Expenses
  ACCOUNTING SERVICES-OUTSIDE       10,000.00     22.34    10,000.00     22.34
  ADVERTISING                            0.00      0.00         0.00      0.00
  AMORTIZATION                           0.00      0.00         0.00      0.00
  APARTMENT LEASES-CORPORATE             0.00      0.00         0.00      0.00
  AUTO & TRUCK                           0.00      0.00         0.00      0.00
  AUTO LEASE                         2,376.59      5.31     2,376.59      5.31
  BAD DEBTS                              0.00      0.00         0.00      0.00
  BANK CHARGES                         378.83      0.85       378.83      0.85
  BANK CHARGES-CREDIT CARDS            244.26      0.55       244.26      0.55
  CASUAL LABOR                           0.00      0.00         0.00      0.00
  COMMISSIONS                        8,125.00     18.15     8,125.00     18.15
  COMPUTER EXPENSE                       0.00      0.00         0.00      0.00
  CONSULTING FEES                   23,163.00     51.75    23,163.00     51.75
  CONTRIBUTIONS                          0.00      0.00         0.00      0.00
  DAMAGE CLAIMS                          0.00      0.00         0.00      0.00
  DEPRECIATION                           0.00      0.00         0.00      0.00
  DONATIONS                              0.00      0.00         0.00      0.00
  DUES & SUBSCRIPTIONS                   0.00      0.00         0.00      0.00
  EMPLOYEE BENEFITS                      0.00      0.00         0.00      0.00
  ENTERTAINMENT                          0.00      0.00         0.00      0.00
  EQUIPMENT RENTAL                       0.00      0.00         0.00      0.00
  FURNITURE LEASE                        0.00      0.00         0.00      0.00
  INSURANCE-GROUP                    6,378.47     14.25     6,378.47     14.25
  INSURANCE-GENERAL                  3,951.12      8.83     3,951.12      8.83
  INTEREST                               0.00      0.00         0.00      0.00
  JANITORIAL                             0.00      0.00         0.00      0.00
  LEGAL                                228.46      0.51       228.46      0.51
  LICENSES & TAXES                     185.00      0.41       185.00      0.41
  MANAGEMENT FEES                        0.00      0.00         0.00      0.00
  MISCELLANEOUS                       (477.81)    (1.07)     (477.81)    (1.07)
  MOVING EXPENSES                      460.00      1.03       460.00      1.03

                          For Management Purposes Only

                         AMAZON NATURAL TREASURES, INC.
                                Income Statement
                   For the Three Months Ending March 31, 1998


NEVADA BUSINESS TAX                   0.00           0.00               0.00           0.00
LABORATORY SUPPLIES                   0.00           0.00               0.00           0.00
CLEAN ROOM SUPPLIES                   0.00           0.00               0.00           0.00
WAREHOUSE SUPPLIES                    0.00           0.00               0.00           0.00
OFFICE EXPENSES                   5,000.00          11.17           5,000.00          11.17
RESEARCH & DEVELOPMENT                0.00           0.00               0.00           0.00
OFFICERS' LIFE INSURANCE              0.00           0.00               0.00           0.00
PENALTIES                             0.00           0.00               0.00           0.00
POSTAGE                             820.50           1.83             820.50           1.83
PROFESSIONAL SERVICES             4,348.46           9.72           4,348.46           9.72
PROMOTIONAL                           0.00           0.00               0.00           0.00
PRINTING                              0.00           0.00               0.00           0.00
RENT                                  0.00           0.00               0.00           0.00
RENT-LAS VEGAS OFFICE            46,741.00         104.43          46,741.00         104.43
RENT-AMAZON                           0.00           0.00               0.00           0.00
RENT-STORAGE UNITS                    0.00           0.00               0.00           0.00
REPAIRS & MAINTENANCE             1,364.25           3.05           1,364.25           3.05
SALARIES & WAGES                 65,371.91         146.06          65,371.91         146.06
SALARIES-OFFICERS                     0.00           0.00               0.00           0.00
SECURITY EXPENSE                      0.00           0.00               0.00           0.00
FICA EXPENSE                      1,355.85           3.03           1,355.85           3.03
ST. UNEMP. SUI                        0.00           0.00               0.00           0.00
FEDERAL UNEMPLOYMENT INSUR            0.00           0.00               0.00           0.00
STATE INDUSTRIAL INS. SYSTEM          0.00           0.00               0.00           0.00
PAYROLL TAX EXPENSE                 356.25           0.80             356.25           0.80
TAXES-PROPERTY                        0.00           0.00               0.00           0.00
TAXES-CORPORATE                       0.00           0.00               0.00           0.00
TELEPHONE                         1,451.70           3.24           1,451.70           3.24
TRAVEL                                0.00           0.00               0.00           0.00
UTILITIES                         1,160.51           2.59           1,160.51           2.59
GAIN ON SALE OF ASSETS                0.00           0.00               0.00           0.00
LOSS ON SALE OF ASSETS                0.00           0.00               0.00           0.00
LOSS                                  0.00           0.00               0.00           0.00
PROFIT SHARING CONTRIBUTION           0.00           0.00               0.00           0.00
OTHER INCOME                          0.00           0.00               0.00           0.00
PROVISION FOR FED. INC. TAX           0.00           0.00               0.00           0.00
                               -----------        -------        -----------        -------
Total Expenses                  182,983.35         408.84         182,983.35         408.84
                               -----------        -------        -----------        -------
Net Income                     <142,769.44>       <318.99>       <142,769.44>       <318.99>
                               ===========        =======        ===========        =======


                          For Management Purposes Only

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


                         AMAZON NATURAL TREASURES, INC.


Date: 5/22/98                      By: /s/ Michael Sylver
     --------------------------       ------------------------------------
     Michael Sylver                   President & Chief Financial Officer



Date: 5/22/98                      By: /s/ Robert Qualey
     --------------------------       ------------------------------------
     Robert Qualey                    Secretary/Treasurer


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE (AUDITED) AND THE CONSOLIDATED STATEMENT OF INCOME FOR THE 9 MONTHS ENDING SEPTEMBER 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.