Form 10KSB
period 1997-12-31
AMAZON NATURAL TREASURES INC
filed 1998-11-20
CIK 844055

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10KSB

              Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997

                      Commission File Number: 33-26109

                        Amazon Natural Treasures, Inc.

          Nevada                                        87-0460880
    ---------------------                           -----------------
    State of Incorporation                        IRS Employer ID Number

        4011 West Oquendo Avenue, Suite C, Las Vegas, Nevada 89118

              Registrant's Telephone Number: (702) 795-4333

      Securities Registered Pursuant to Section 12 (b) of the Exchange Act:
                                      None
      Securities Registered Pursuant to Section 12 (g) of the Exchange Act:
                                  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                             Yes_X__     No______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____X_____

Issuer's revenues for its most recent fiscal year (1997) $44,849
                                                         -------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $2,888,602 a/o 11/10/98.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 13,022,502 a/o 11/10/98.

                         Amazon Natural Treasures, Inc.
                                  Form 10KSB
                               December 31, 1997

                               TABLE OF CONTENTS

                                                                   Page
                                                                  -------
PART I
------
ITEM 1 - Description of Business .................................   3
ITEM 2 - Description of Property .................................  10
ITEM 3 - Legal Proceedings .......................................  11
ITEM 4 - Submission of Matters to a Vote of Security Holders .....  11

PART II
-------
ITEM 5 - Market for Common Equity and Related Stockholder Matters . 11
ITEM 6 - Management's Discussion and Analysis or Plan of Operation. 12
ITEM 7 - Financial Statements ..................................... 14
ITEM 8 - Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure ...................... 27

PART III
--------
ITEM 9 - Directors, Executive Officers, Promoters and Control Persons;Compliance With Section 16 (a) of the Exchange Act.27
ITEM 10 - Executive Compensation .................................. 29
ITEM 11 - Security Ownership of Certain Beneficial Owners
          and Management .......................................... 30
ITEM 12 - Certain Relationships and Related Transactions .......... 31
ITEM 13 - Exhibits and Reports on Form 8-K .........................31

                                    PART I

ITEM 1. Description of Business
Background
    Amazon Natural Treasures, Inc. (the "Company") was incorporated under the laws of the state of Utah on November 23, 1988, as Concord Capital,Inc., to acquire or merge with an existing business. On March 28, 1996, the Company acquired all of the issued and outstanding shares of common stock of Amazon Natural Treasures, Inc., a Nevada corporation and changed its business purpose to that of importing, developing, manufacturing and selling products derived from plants grown in Brazilian Amazon Rain Forest.

General
    The Company is engaged in the business of importing phytogenics (as defined by the Company) products for processing and selling in the United States. The products are developed and/or derived from plants and other natural occurring objects which grow in the Amazon Rain Forest of Brazil.

Acquiring the Plants
    The Company acquires its plants from Amazon Natural Treasures Commercial Inportadora Exportadora LTDA ("ANTCIE"), a Brazilian corporation which is owned by Michael Sylver, the Company's President and Treasurer, Domingos Loricchio Jr., the Company's Senior Executive Vice-President, Director and Secretary, and Carlos Franco. The transactions between the Company and ANTCIE are more favorable to the Company than can be obtained from independent third parties. ANTCIE acquires its plants from Brazilian Indians and other sources who the Company understands gather and/or acquire the same in or from the Brazilian Rain Forest where the plants grow wild.These items are also obtained from Brazilian plantations where specific plants are grown. Some products are obtained from independent manufacturers.
    ANTCIE is a Brazilian corporation formed for the purpose of transacting business in Brazil. As the Company has been instructed, under Brazilian law, only Brazilian corporations can export or import products from Brazil. Because of the complicated nature of the laws in Brazil, it was expeditious for the Company to have individual shareholders for ANTCIE rather than incorporating ANTCIE as a wholly owned subsidiary of the Company. No fees or compensation, other than disclosed herein, are paid to ANTCIE for transacting business in Brazil on behalf of the Company. The Company only reimburses ANTCIE for its out of pocket expenses.
    The Company also acquires semi-processed products through ANTCIE from native Brazilians known as Coboclos and finished products from third party manufacturers. In the case of the finished products, independent manufac-turers are utilized to produce a finished product formulated for use by the Company.

Some of these product formulations (in pill or tea form) have been developed by Dr. Loricchio individually or in a collaborative process. Dr. Loricchio presently sits as Chairman of the Board of Directors of the Company. Dr. Loricchio has granted a license to the Company to manufacture and sell products with his assistance in exchange for 5,000,000 shares of common stock (restricted). There are no patents for formulas and the same are consi-dered proprietary trade secrets. The Company and Dr. Loricchio have executed an agreement which prohibits divulging the formulas for the products. It is believed that, in the event that the formulas are released to the public, such action could have an adverse impact upon the financial development of the Company in that third parties, over whom the Company has no control, would be able to manufacture the pills, teas and other products, subject to acquiring the critical raw materials from Brazil.

Importing and Manufacturing
    After the plants are acquired by ANTCIE, they are crushed, sterilized, and shipped to the Company's Las Vegas clean room. Once in the clean room, the plants and semi-processed products are processed into the final form such as capsules, globules,gel caps, and teas. The finished products are inventoried and stored until sold. The Company processes a majority of its products on site at its facilities in Las Vegas, Nevada. After completion of the foregoing, the products are sold and distributed on a retail and whole-sale basis.

Retail Distribution
    The Company intends for its products to be bottled, boxed and shrink wrapped at the facilities in Las Vegas, Nevada, as resources permit. The products are then shipped to customers in containers including, corrugated boxes with bubble wrap to protect the contents.

Products and Regulation
    The Company currently manufactures, distributes and/or formulates in excess of one hundred different phytogenic products. The Company intends for a majority of its products to be 100% pure (no fillers are added). The products are designed for human consumption. There is no scientific evidence to establish that the products are safe or beneficial for human consumption.
    The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies,including, but possibly not limited to:
the Food and Drug Administration ("FDA"), the Federal Trade Commission
("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA"), and the United States Postal Service.

    The Company's activities are also regulated by various agencies of the states, localities, and foreign countries in which the Company's products are manufactured, distributed, and/or sold. The government regulations require the Company and its suppliers to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP for dietary supplements have yet to be promulgated but are expected to be proposed.
    The 1994 Dietary Supplement Health and Education Act ("DSHEA") revises the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation created a new statutory class of "dietary supplements". This new class includes: vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet and, the legislation "grandfathered", with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., not on the market before October 15, 1994) will require evidence of a historical use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support" must have substantiation that the statement is truthful and not misleading.
    As a marketer of dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingre-dients in its products may become the subject of adverse regulatory action.
    Certain products sold by the Company may be labeled or be classified as over-the-counter ("OTC") drugs, as opposed to dietary supplements, conventional foods and personal care items. Many OTC drug products do not require pre-approval by the FDA but, must comply with applicable OTC monographs, which prescribe ingredients and appropriate labeling language. In addition, the Company may have to register and file annual drug listing information with the FDA. Because the FDA could take the position that claims made with respect to any product of the Company fall within the OTC monograph, the regulatory status of some of the Company's products is or could become unclear. If any enforcement were undertaken, the Company could be required to relabel or reformulate such products, which the Company believes could have a material adverse effect on the Company and the sale of such products.
    The FTC, which exercises jurisdiction over the advertising of all of the Company's products, has in the past several years instituted enforcement actions against several dietary supplement companies for false or misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future.
    The Company is unable to predict the nature of any future laws, regulations, interpretations, or applications nor can it predict what effect additional governmental regulations or administrative order, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products which the Company may not be able to reformulate, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness, which the Company may not be able to do. Any or all of these requirements would have a material adverse effect on the Company's results of operations and financial condition.

Product Liability
    The Company maintains product liability insurance. Because the Company's products are ingested and are/or applied to the customer's body, the potential for injury and resulting claims exists.

Compliance Procedures
    The Company has no compliance procedures, however, it does from time to time, consult attorneys and undertakes to utilize its own diligence in seeking to comply with regulations set forth under the 1994 Dietary Supplement Health and Education Act ("DSHEA").

Marketing
    The Company's marketing plan remains the same as it has been since the Company's inception, in that, as permitted by available capital, it will pro-mote the sale of its products with advertisements placed in one or more of the widely circulated health magazines. It is anticipated, that the magazines may furnish the Company with a list of their subscribers which will allow the Company to personally approach those individuals through direct mail. The Company also proposes to market its products through the publication of its own catalog.
    As permitted by available capital, the Company's marketing plan for the next 12 months envisions the implementation of a multi-dimensional marketing campaign. This campaign is to include the use of direct mail to qualified leads. Additionally, the Company plans to place advertising in establishing and widely circulated health-related publications. Subsequently, this will be broadened to include general and other special interest publications.

Further, plans include the placing of television and radio advertisements and, the sales of products with one or more of the television shopping networks.
    The present "web-site" will be upgraded and made more attractive and, it is hoped, that increased sales revenue will be realized through "on-line" ordering.

Competition
    The Company competes with other health and food providers, many of which have established markets and can rely on greater resources than is presently available to the Company.

Material Contracts
    In addition to those contracts set forth in the previous 10KSB, on May 5, 1997, the Company entered into a five year agreement with C.A. Gama Franco ("Franco") wherein Franco was retained by the Company to open an office and/ or lab in Manaus, Brazil, obtain all necessary certificates and act as the Company's representative in Manaus, Brazil, hire and supervise all necessary employees, administer operational funds provided by the Company, be respon-sible for the exportation of the Company's products to Las Vegas, Nevada, and keep the Company apprised of his activities in Brazil. In consideration of the foregoing, the Company agreed to pay Franco the sum of $4,000 per month, issued Franco 9,000 restricted shares of common stock, pay additional compensation as the Company deems appropriate, issue two round trip airfare tickets between the cities of Manaus and Sao Paulo, Brazil, and pay all of Franco's pre-approved expenses. As of the date hereof, the Company has paid Franco $36,000.

Offices
    The Company's Las Vegas warehouse, laboratory, and offices are located at 4011 West Oquendo Avenue, Suite C, Las Vegas, Nevada 89118 which are leased pursuant to a written lease. The monthly rental payments are $2,835. The Company leases additional warehouse, laboratory, and offices at 3977 West Oquendo Avenue in Las Vegas which are leased from Henry Sanchez for three years, beginning September 24, 1996, pursuant to a written lease. The monthly rental payments are $1,860.

    The Company also maintains an office at 470 No. Rivermeade Dr., Unit #7, Concord, Ontario, Canada L4K 3R8. The Company has leased the foregoing premises from Les Freedman in consideration of 15,250 shares of common stock. The lease is oral and is intended to run for a period of sixty months.

Employees
    In addition to the Company's officers, the Company employs 19 full time employees as of December 31, 1997. The Company intends to add or decrease employees as necessary.

Risk Factors
    1. Lack of Compliance with Federal Laws and Regulations. The Company is subject to oversight by the Securities and Exchange Commission as well as other federal agencies. A risk factor associated with the Company, as with the commencement of any new company or business can be up to and including, cessation of the business due to lack of sufficient revenue or funding.
       Additionally, as to the Company's products, it believes that they may be exempt from many of the regulations of one or more government agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Depart-ment of Agriculture, the Environmental Protection Agency, United States Department of Customs and the United States Postal Service. The Company further believes it does not have to comply with some, but not all of the regulations of various agencies of the states, localities and foreign coun-tries in which the Company's products are manufactured, distributed, and sold. The FDA, in particular, may regulate the formulation, manufacture and labeling of foods and dietary supplements, such as those distributed by the Company, if applicable, unless exempted pursuant to the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The Company's legal basis for such is the DSHEA and accordingly, if the Company is incorrect in its position, the Company could be subjected to civil suits, which could result in the termina-tion of the Company's operations.

     2. Going Concern Uncertainty. The auditors of the financial statements of the Company have stated that the financial statements have been prepared on a going concern basis for the year ended December 31, 1997. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the financial statements, operations for the year ended December 31, 1995 resulted in a net loss of $17,977, operations for the year ended December 31, 1996 resulted in a net loss of $7,715,709 (includes a non-cash loss of $7,495,000 due to a loss on writedown of intangibles), operations for the year ended December 31, 1997 resulted in a net loss of $1,096,465, and, as of that date the Company had an accumulated deficit of $8,830,151. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing in order to achieve a level of sales adequate to support its operations and meet its financial obligations.

    3. No Patents. The Company has not applied for a patent for any of its products. Even if it does however, there can be no assurance that the patent application will be issued as a patent, or the issued patent will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patents owned by the Company, or, if instituted, that such challenges will not be successful. See Item 1 - Description of Business.

    4. Additional Financing Will be Necessary. The adequacy of funds will depend upon (a) the ability of the Company to successfully market its products,
(b) the ability of the Company to attain profitable operations, and (c) obtain additional capital needs that may arise to satisfy product demand or company needs. There can be no assurance that the Company will be successful in obtaining any additional required financing or that, if such financing is obtained, its terms and conditions will be favorable.

    5. Dependence Upon Management. The success of the Company is dependent upon the efforts of the Company's directors and executive officers. The Company has not obtained key-man life insurance coverage on any of its officers, directors, or employees. The Company's business could be adversely affected if Dr. Loricchio, his son, Domingos Loricchio, or Mr. Sylver; the Chairman of the Board, Senior Executive Vice-President, and President, respectively, became unable or unwilling to continue to serve in their respective capacities. See "Management" and "Conflict of Interest".

     6. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its shares of Common Stock or Prederred Stock in the foreseeable futures. Future dividends will depend on earnings, if any, of the Company, its financial requirements, and other factors.

     7. Conflicts of Interest. One or more of the Directors are associated with Amazon Natural Treasures Commercial Importadora Exportadora LTDA ("ANTCIE"), a Brazilian corporation which is owned by Michael Sylver, the Company's
President and Treasurer, Domingos Loricchio, Jr., the Company's Director, Secretary and Senior Executive Vice-President, and Carlos Franco. Further, Domingos Loricchio and Michael Sylver are associated with Abracel USA Ltd. which has loaned money to the Company and/or been provided short-term financing by the Company. See Item 1 - Description of Business.
Further, the Company has hired or utilized certain of the Company's officers and/or Directors relatives to perform work or provide materials to the Company.

     8. Suitability Standards. The Company recommends that its shares of Common Stock be purchased only by persons who have the knowledge, experience and capacity to evaluate the merits of such a purchase, and who can afford the loss of their entire investment in the shares of Common Stock.

     9. Limited Public Market for Securities. At present, only a limited public market exists for the Company's securities and there is no assurance that a regular trading market will develop. A shareholder may, therefore, be unable to resell the shares of Common Stock should he or she desire to do so or he or she may receive a substantially reduced amount from that which was initially paid for the shares of Common Stock. Furthermore, it is unlikely that a lending institution will accept the Company's shares of Common Stock as pledged collateral for loans unless a regular trading market develops.

     10. No Cumulative Voting and Preemptive Rights of Control. There are no preemptive rights in connection with the Company's shares of Common Stock. Shareholders may be further diluted in their percentage ownership of the Company's shares of Common Stock in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock and/or Preferred Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     11. Possible Contingent Liability for Prior Securities Sales of Unregu-lated Securities. The shares of Common Stock sold to certain of the Company's shareholders were not registered under the act or any state securities laws. The Company believes that such sales did not involve a public offering within the meaning of Section 4(2) of the Act. In the event that an exemption for such sales is later determined not to be available to the Company or that such offerings should be integrated with the public offering, the Company may be required to rescind such sales as are not entitled to any exemption or take such other steps as may be necessary to comply with federal and state securities laws for such sales. The Company does not intend to rescind such sales.

     12. Control by Management. Management of the Company controls 79.62% of the Company's outstanding shares of Common Stock and accordingly, will be able to elect all of the directors and thereby direct the policies of the Company. See "Principal Shareholders".

ITEM 2. Description of Properties. The Company owns no real property. It leases its office space, warehouse space and laboratory facilities from third parties at 4011 West Oquendo Avenue and 3977 West Oquendo Avenue, Las Vegas, Nevada 89118. The Company also leases space at 470 No. Rivermeade Dr., #7,

Concord, Ontario, Canada L4K 3R8.
     The Company owns the equipment which it uses to manufacture, package, and ship products.

Item 3. Legal Proceedings as of December 31, 1997. The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state, or local governmental agency.
    The Company initiated an action in the Clark County, Nevada District Court regarding title to shares of its Common Stock.
    Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
        Changing the Company's domicile to Nevada.

Item 5. Market for Registrant's Common Equity and Related Stockholders
Matters.
    (a) Market Information.
        The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol AZNT. The table shows the high and low bids of Regis-trant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in April 1996. Since the foregoing date, the high bid has been $2.75 and the low bid has been $.15.


                                     Bid
Quarter Ended                 High              Low
December 31, 1997             $3.50             $1.875
September 30, 1997            $3.25             $1.75
June 30, 1997                 $3.50             $1.75
March 31, 1997                $2.50             $1.875
December 31, 1996             $1.00             $0.625
September 30, 1996            $1.00             $0.625
June 30, 1996                 $1.50             $1.375
March 31, 1996                $ -0-             $ -0-
December 31, 1995             $ -0-             $ -0-
September 30, 1995            $ -0-             $ -0-
June 30, 1995                 $ -0-             $ -0-
March 31, 1995                $ -0-             $ -0-


Item 6. Management's Discussion and Analysis or Plan of Operation.
    General
      The Company acquired all of the issued and outstanding shares of Common Stock of Amazon Natural Treasures, Inc., a Nevada corporation, on
March 28, 1996 in exchange for 6,100,000 shares of the Company's Common
Stock. The acquisition effectively changed the Company's operation from a blank check entity to a corporation engaged in business of importing, developing, manufacturing, and selling products derived from plants grown in the Brazilian Amazon Rain Forest.
    Liquidity and Capital Resources
      For the years ended December 31, 1996 and 1997, operating activities provided (used)$(156,843) and $(1,330,867) respectively; financing activities provided (used) $159,268 and $2,125,814 respectively; and investing activities provided (used) $(9,156) and $(663,582) respectively. Working capital for the same periods was $(67,589) and $162,501, an increase from 1996 to 1997 of $230,090. This was primarily a result of financing inventory with equity rather than debt. For 1996 and 1997 the Company was indebted to Directors, Officers, and other related parties in the amounts of $41,943 and $193,137 respectively.
       The Company intends to raise additional capital which is needed through the sale of Common Stock. There can be no assurance that the Company will be successful in the sale of its Common Stock. In the event that the Company does not generate sufficient sales or raise additional capital, it will have to curtail operations.
       The Company has no outside line of credit available and is dependent on cash from operations (which it anticipates to be negative for the coming year), contributions by officers and directors, and other financing arrangements to meet its obligations; however, there is no assurance such financing will be available when needed.
          As of December 31, 1997, the Company did not have any commitments for significant capital expenditures.

    Results of Operations
         The Company was a dormant blank check entity on December 31, 1995 and accordingly had limited revenues from brief operations. The Company began operations on March 28, 1996. The Company had a net loss in 1996 of $7,715,709. The loss for 1996 was previously reported as $220,710. The increased loss, as shown in the restated financial statements incorporated herein, resulted from the correction of the treatment given to the Company's obtaining certain intangible assets in exchange for stock. The major factors contributing to the "hard" loss of $220,710 were: 1) insufficient revenues,
2) substantial operating expenses, 3) cost of goods sold, and 4) lack of adequate sales and marketing.
          Revenues were $34,975; cost of goods sold was $13,409; operating expenses were $3,318; and other expenses, exclusive of the $7,495,000 loss on impairment of intangible assets, were $239,051. The primary components of the other expenses were Consulting fees-$68,950; Rent/Lease expense-$32,248; Meals/Entertainment/Travel expense-$47,342; and Amortization and Depreciation-$24,139.
         For the year ended December 31, 1997 the Company experienced a net loss of $1,096,465. The primary components resulting in that loss were: revenues - $44,849; cost of goods sold - $22,078; operating expenses - $19,270; and other expenses of $1,102,464. While revenues only increased slightly, other expenses showed dramatic increases. This was primarily a result of the increased tempo in finding and developing markets and in the increased production process to get finished goods ready for sale.
The major components of other expenses were Meals/Travel -
$107,966; Amortization/Depreciation - $73,023; Professional Fees - $124,530; Salaries/Wages/Payroll Taxes - $237,586; and Consulting Fees of $144,823.

The Company believes that it will have to start paying salaries to existing officers who have to date, worked without receiving compensation.

On November 10, 1998, the Company cancelled the following shares of Common issued to the Principals (and related parties) and exchanged them for preferred voting only shares:


Name                              Number of Shares Exchanged
Michael A. Sylver                 17,169,813
Gary Sylver                        1,999,000
Morris Sylver                     10,000,000
Darral Sylver                        152,000
Phillip Sylver                       152,000
Robert S. Qualey                   5,222,000
Domingos Loricchio                 7,110,000
Domingos Loricchio Jr.             5,500,000
Denise Loricchio                   3,000,000
Roc and Sherri Pucci Jt Ten        1,814,300
Allan Sylver                         305,000
Benita Sylver                        371,000
                                  ----------
Total Shares Exchanged            52,795,113

The aforementioned common shares were cancelled in exchange for preferred voting only shares for the reason that the Principals of the Corporation, as previously arranged in early 1998, wished to decrease the number of outstanding common shares seeing that the principals have no intention of selling any of their shares.

The deduction of these 52,795,113 from the total outstanding shares leaves a total of outstanding common stock at 13,022,502.

The Company has inititated legal action in the federal courts in the seeking the cancellation of another
9,740,000 shares of common stock.

Item 7. Financial Statements and Supplementary Data. Financial Statements and Supplementary Data begin on the following page.










                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Amazon Natural Treasures, Inc.
4011 West Oquendo Road, Suite C
Las Vegas, NV 89118

We have audited the Balance Sheet of Amazon Natural Treasures, Inc. as of December 31, 1997 and the related Statements of Income, Retained Earnings, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amazon Natural Treasures, Inc. as of December 31, 1996 before the restatement described in Note 17 were audited by other auditors whose report dated April 26, 1997 expressed an unqualified opinion with a going concern uncertainty on those statements.

We conducted our audit in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Amazon Natural Treasures, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 17 that were applied to restate the 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 3, the Company has numerous related party transactions and is dependent upon a related party supplier for its phytogenics products. In addition, as discussed in Note 1, the company is dependent on its ability to continue to operate within United States Government guide-lines for nutritional supplements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has been in the development stage. Further, the Company has sustained losses of $8,830,151 since its inception on June 27, 1995 and has experienced cash flow problems. Realization of a major portion of the assets is depen-dent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Las Vegas, Nevada
July 17, 1998

                     AMAZON NATURAL TREASURES, INC.
                     (A Development Stage Company)
                            Balance Sheets
                      December 31, 1997 and 1996

[CAPTION]

                                                 1997           1996
                                             ------------     ------------

                                 ASSETS
Current Assets:
  Cash                                       $    132,755     $      1,390
  Related Party Receivables (Note 3)               64,768              0
  Stock Subscription Receivable                       0              2,000
  Inventories (Note 9)                            388,214           38,149
  Prepaid Expenses                                 13,414              0
                                                  --------         -------
    Total Current Assets                          599,151           41,539

Fixed Assets:
  Net of Depreciation (Note 7)                    480,049           46,960
                                                  -------           ------
Other Assets:
  Licenses and Trademarks (Net - Note 12)         128,000            5,000
  Refundable Deposits                              63,209            5,670
  Organization Costs (Net - Note 12)               41,646            7,024
                                                  -------           -------
    Total Other Assets                            232,855           17,694
                                                  -------           -------
TOTAL ASSETS                                   $1,312,055         $106,193
                                               ==========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                             $  208,014        $  59,549
  Bank Overdraft                                    4,423             0
  Payroll Taxes Payable                             7,993            1,161
  Customer Deposits                                  0               5,000
  Other Accrued Expenses                           23,083            1,475
  Notes Payable-Current Portion (Note 11)           8,027              400
  Accounts Payable-Related Parties (Note 3)       185,110           41,543
                                                  -------           ------
     Total Current Liabilities                    436,650          109,128

Long-Term Debt (Note 11)                           13,289             0
                                                  -------           ------
Stockholders' Equity (Note 13):
  Common Stock                                     31,547           24,664
  Additional Paid-in Capital                    9,660,720        7,706,087
  Accumulated Deficit                          (8,830,151)      (7,733,686)
                                               -----------      -----------
      Total Stockholders' Equity                  862,116           (2,935)
                                                ----------       ----------
  TOTAL LIABILITIES AND EQUITY                $ 1,312,055       $  106,193
                                              ===========       ===========

The accompanying notes are an integral part of the financial statements. The financial statements and the notes should be read in conjunction with the auditor's report.

                           AMAZON NATURAL TREASURES, INC.
                           (A Development Stage Company)
                                 Income Statements
                          Cumulative Since Inception (June
                          27,1995) and for the years ended
                            December 31, 1997 and 1996
                                  Cumulative        1997        1996
                                  ----------     ----------   ----------
Net Sales                         $   85,884     $   44,849   $   34,975
Cost of Sales                         38,370         22,078       13,409
                                  ----------     ----------   ----------
Gross Profit                          47,514         22,771       21,566
Operating Expenses                    22,588         19,270        3,318
                                  ----------     ----------   ----------
  Income from Operations              24,926          3,501       18,248
Other Income:
  Interest Income                      2,561          2,467           94
  Other Revenue                           31             31           0
                                  ----------     ----------   ----------
    Total Other Income                 2,592          2,498           94
Other Expenses:
  Amortization/Depreciation           97,162         73,023       24,139
  Loss on Writedowm of Intangible  7,495,000           0       7,495,000
  Meals/Travel                       155,308        107,966       47,342
  Insurance                           24,131         23,302          829
  Professional Fees                  159,100        124,530       16,592
  Maintenance and Repairs             11,561          7,461        4,100
  Office Expense                      68,005         58,913        9,092
  Salaries, Wages & Payroll Tax      248,548        237,586       10,962
  Advertising & Promotional           71,182         68,460        2,722
  Printing                             3,661          3,661          0
  Rent/Lease Expenses                 77,066         44,818       32,248
  Research & Development               8,585          8,585          0
  Warehouse/Lab Supplies              85,902         85,902          0
  Interest Expense                     9,417          7,942        1,475
  Taxes & Licenses                     3,428          3,014          414
  Telephone                           81,579         68,582       12,997
  Utilities                            2,454          1,401        1,053
  Vehicle Expense                     14,156         11,406        2,750
  Consulting Fees                    213,773        144,823       68,950
  Miscellaneous                       24,474         21,089        3,386
                                ------------   ------------  -----------
    Total Other Expenses           8,836,515      1,102,464    7,734,051
                                ------------   ------------  -----------
Net Income Before Tax             (8,830,151)    (1,096,465)  (7,715,709)
Income Tax Expense                     0               0           0
                                  -----------  ------------- -----------
Net Income After Taxes           $(8,830,151)   $(1,096,465) $(7,715,709)
                                 ============  ============= ============
Loss Per Share                                  $      (.04) $     (1.02)

Weighted Average Number of
Common Shares Outstanding                        27,357,705    7,583,410

The accompanying notes are an integral part of the financial statements. The financial statements and the notes should be read in conjunction with the auditors' report.

                          AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
               Statement of Stockholders' Equity(Also see Note 13)
               From Inception (June 27,1995) to December 31, 1997

                                Common Stock       Paid-in     Accumulated
                                ------------
                               Shares    Amount    Capital       Deficit
                               ------    ------    -------     -----------
Balance, June 27, 1995           97,151  $    97 $  71,743    $  (82,800)
  Shares Issued for Accounts
                    Payable       1,760        2        48
  Capital Contributed by
            Shareholders                               626
  Net Loss for Year Ended
       December 31, 1995                                         (16,337)

  Shares Issued for Cash
         Retroactively           116,161      116   16,384
  Shares Issued for Services
      Retroactively Restated      10,913       11      299
  Shares Issued for Recission
     Agreement Retroactively
                    Restated      21,121       21      579
  Shares Issued for Consulting
    Fees Retroactively Restated   52,894       53    1,450
  Shares Issued to Effect
   Reverse Acquisition of
   Amazon Natural Treasures,
                       Inc.    6,100,000    6,100   99,850      (17,977)
  Reverse Purchase Acquisition                     (96,529)      99,137

Balance, December 31, 1995     6,400,000 $  6,400 $ 94,450  $   (17,977)

  Shares Issued for Cash @
              $ .05/Share        500,000      500   24,500
  Shares Issued for Cash @
              $ .50/Share         54,000       54   26,946
  Shares Issued to Acquire
                 Licenses      5,000,000     5,000 7,495,000
  Shares Issued in Satis-
          faction of Debt     12,060,360    12,060    55,242
  Shares Issued for Services     650,000       650     9,949
  Net Loss for Year Ended
         December 31, 1996                                    (7,715,709)

Balance, December 31, 1996    24,664,360 $  24,664 $7,706,087 $(7,733,686)

  Shares Issued for Cash:
  -----------------------
     @$ .001/Share                25,000        25       0
     @$ .50/Share                225,100       225    112,325
     @$ .5714/Share               17,500        18      9,982
     @$ .6667/Share                6,000         6      3,994
     @$ .7692/Share                6,500         7      4,993
     @$ .8333/Share                6,000         6      4,994
     @$ .9091/Share               15,400        15      5,993
     @$ .9901/Share                2,020         2      1,998
     @$ .9950/Share                5,000         5      4,970
     @$ .9999/Share                6,788         7      6,780
     @$ 1.000/Share            2,561,153     2,561  2,503,057
  Other Equity Transactions:
     Convert Debt to Equity      514,303       514     17,184
     Cash Commissions Paid
      and Other Selling
               Expenses                              (788,016)
     Shares Cancelled           (540,000)     (540)

   NOTE 13 IS CONSIDERED ESSENTIAL TO THE UNDERSTANDING OF THE
                      FOLLOWING INFORMATION
     Employee Bonuses              23,000       23     70,378
     Pre-Merger Agreement
         Stock Issues           4,000,000    4,000     (4,000)
     Commissions (Investor
              Finding Fees)         8,825        9
     Net Loss for Year Ended
           December 31, 1997                                     (1,096,465)

Balance, December 31, 1997     31,546,949 $ 31,547 $ 9,660,720 $ (8,830,151)

The accompanying notes are an integral part of the financial statements. The financial statements and the notes should be read in conjunction with the auditors' report.

                          AMAZON NATURAL TREASURES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 Cumulative Since Inception (June 27, 1995) and
                 for the years ended December 31, 1997 and 1996


                                      Cumulative        1997       1996
                                      ----------     ----------  ----------
Cash Flow from Operating Activities:
  Net Income (Loss)                $ (8,830,151)  $ (1,096,465) $ (7,715,709)
  Loss on Impairment of Intangible
                           Asset      7,495,000          0         7,495,000
  Depreciation and Amortization          96,944         70,871        24,215
  (Increase) Decrease in:
    Accounts Receivable                  (2,325)        (2,325)        0
    Inventories                        (388,253)      (350,065)      (30,468)
    Prepaid Expenses                    (13,414)       (13,414)        0
    Deposits                            (63,209)       (57,539)       (3,976)
    Other Current Assets                (47,430)       (60,443)       10,600
  Increase (Decrease) in:
    Accounts Payable                    211,360        150,650        46,338
    Bank Overdraft                        4,423          4,423           0
    Accrued Expenses                     29,914         28,440         2,636
    Customer Deposits                      0            (5,000)        5,000
    Deferred Debt                         9,521           0            9,521
                                        -------        -------       -------
  Net Cash Provided (used) by
       Operating Activities          $ (1,497,620) $ (1,330,867) $  (156,843)

Cash Flows from Investing Activities:
     Purchase of Intangibles             (185,484)     (175,000)        (943)
     Purchase of Property, Plant, and
                         Equipment       (558,017)     (488,582)      (8,213)
                                        ----------    ----------    ---------
  Net Cash Provided (used) by
        Investing Activities         $   (743,501)  $  (663,582)  $   (9,156)

Cash Flows from Financing Activities:
    Issuance of Long Term Debt             53,020        11,077       41,943
    Issuance of Common Stock            2,003,691     1,864,874       50,023
    Stock Payment for Debt                163,760        96,458       67,302
    Related Party Payables                153,405       153,405         0
                                        ---------     ---------      -------
  Net Cash Provided (used) by
        Financing Activities         $  2,373,876   $ 2,125,814   $  159,268
                                      -----------    ----------    ---------
Net Increase (Decrease) in Cash      $    132,755   $   131,365   $   (6,731)

Cash at Beginning of Period                  0            1,390        8,121
                                       -----------   ----------    ---------
Cash at End of Period                 $    132,755   $   132,755   $    1,390
                                       ===========   ==========    =========
   Interest Expense                  $      9,417   $     7,942   $    1,475

The accompanying notes are an integral part of the financial statements. The financial statements and notes should be read in conjunction with the auditors' report.


                         AMAZON NATURAL TREASURES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                         Year Ended December 31, 1997

Note 1: Company History/Environment
        The Company was organized under the laws of the state of Nevada on June 27, 1995, using the name Amazon Natural Treasures, Inc. The Articles of Incorporation authorize the Company to engage in any lawful activity. In March, 1996, the Company exchanged all of its issued and outstanding shares for shares of a public company known as Concord Capital, Inc., a Utah corpor-ation. The exchange was accounted for using the purchase method of accounting. The stockholders of Amazon Natural Treasures, Inc. controlled the entity after the purchase. Concord Capital, Inc. was incorporated in 1988, in the state of Utah and was a public entity reporting to the Securities and Exchange Commission. In December, 1996, the Company amended its Articles of Incorporation and redomiciled the Company in the state of Nevada.
        The Company's primary focus currently is the development, production, and marketing of dietary supplements and phytogenics products from plants and herbs found within the Amazon Rain Forest in Brazil. Production and marketing of these products is dependent on the Company's ability to continue to operate within U.S. Government guidelines for nutritional supplements.
         In addition to dietary supplements the Company markets figurines made in part from semiprecious gemstones and also markets limited quantities of semiprecious and precious gems. Brazil and the Amazon Rain Forest are the source for all of these products. All of these products require inspection by various U.S. Government agencies at the port of entry including the Department of Agriculture and the Customs Service.
         The Company is in the early stages of planned business operations and has not produced revenues deemed to be significant and therefore remains a development stage company (see Note 5).

Note 2: Accounting Policies
        (A) The Company uses the accrual method of accounting.
        (B) Revenues and cost of sales are recognized when sales are con-summated.
        (C) The Company considers all short term, highly liquid investments that are readily convertible to cash (within three months) as cash equivalents. The Company currently has no cash equivalents.
        (D) The Company has only one class of stock, Common, as of the balance sheet date and has no options or other convertible issues. Primary Earnings per Share are based on the weighted average number of shares outstanding at the financial statement dates.
        (E) Inventories are stated at the lower of cost (determined under the FIFO method) or market.
        (F) Depreciation (See Note 7).
        (G) The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3: Related Party Transactions (should be read in conjunction with
        Notes 14 and 17).
        The Company currently has numerous related party transactions and relationships. The Company's President, Treasurer and CEO and its Chairman are also the owners of its primary supplier of phytochemical products. The Company's President and CEO is also the owner of a specialized equipment distributor from whom the Company purchased much of its laboratory equipment. In addition, the Company entered into an agreement with another related party (an entity owned by the Company's Chairman and his family) wherein the Company was licensed to use certain proprietary information in producing and marketing homeopathic products. In exchange for this licensing, the Company has issued approximately 5,000,000 shares of its restricted Common Stock and agreed to pay $8,000 per month for a minimum of 5 years. See Notes 14 and 16 for details of this transaction. There are also significant amounts due to officers and employees of the Company. Summarized transactions for the year ended December 31, 1997 follow (amounts are rounded):

            Inventory Purchased from Related Party        $ 240,000
            Equipment and Supplies Purchases from
                                   Related Party             30,000
            Receivable from Related Party                    62,400
            Employee Advances                                 2,300
            Accounts Payable to Related Parties             185,100
            Note Payable to Related Party (Note 11)           6,000

Note 4: Reliance on Single Supplier
        The related party phytochemical product supplier discussed in Note 3 is the sole source of the Company's primary raw materials. Further, this supplier is located in Brazil and is dependent on the Brazilian government for its authority to export its products.

Note 5: Development Stage Activities/Going Concern Uncertainty
        The Company's activities since inception have consisted of establish-ing sources of supply and financing as well as product and market development. Facilities for production have been established in Las Vegas, Nevada. Various items and amounts of raw materials have been received and processed into finished products. Sales, although not substantial, have occurred. The Company's primary efforts through the December 31, 1997 have been in the areas of obtaining financing and developing its markets.
        The Company has sustained losses of $7,715,709 in 1996 and $1,096,465 in 1997. Revenues totaled $34,975 and $44,849 in 1996 and 1997, respectively. The Company, through 1997, has been unable to generate enough revenues to meet expenses. The ultimate success of the Company is predicated on its ability to generate revenues in excess of expenses and produce profits. Through December 31, 1997 this has not occurred.

Note 6: Operating Losses
        The Company has incurred losses since its inception and has conse-quently not been liable for any Federal income taxes. There is no corporate income tax in the State of Nevada. The accumulated losses to date are as follows:

           Year of Loss             Amount
           ------------             --------
              1995               $    17,977
              1996                 7,715,709
              1997                 1,096,465
                                   ---------
         Total Operating Losses  $ 8,830,151

        The amount of these losses which may be used to offset future taxable income is uncertain.None of these losses have been examined by the Internal Revenue Service. Their availability to offset future revenues for tax purposes is dependent upon their acceptance following such examination.

Note 7: Property, Plant, & Equipment and Related Depreciation:
     The policy of the company is to expense all purchases under $1,000. Purchases in excess of this amount are capitalized at cost and depreciated over their estimated useful lives. Depreciation is recorded on a tax basis which approximates accepted methods and timing of depreciation for accounting purposes.The various classes of assets, their costs, depreciable lives, depreciation expense for each year shown on the Balance Sheet, and accumulated depreciation to December 31, 1997 are as follows:

                       Depreciable Depreciation    Accumulated
                Cost      Life     1996    1997    Depreciation
Asset Group
Furniture/
  Fixtures    $ 82,383    5-7    $ 4,375  $ 5,404   $ 9,779
Lab Equipment   37,440     5        0      14,764    14,764
Clean Room     295,218    5-7     18,100   16,161    34,261
Warehouse      101,860     7        0      13,121    13,121
Computers       23,526     5        0       3,991     3,991
Vehicles        17,590     5        0       2,052     2,052
              --------           -------  -------   -------
Totals       $ 558,017           $22,475  $55,493  $ 77,968

Note 8: Leases
     The Company is a party to several leases. None of these leases meet criteria for capitalization and are therefore all classified as operating leases. Specific information on these leases is as follows:


     (A) Property Leased - Corporate offices/processing facility
           Lease Term - 3 years commencing October, 1996
           Base Rent - $2,835.00/month through 12th month

                            $2,977.00/month 13th through 24th month
                            $3,125.00/month 25th through 36th month
          Additional Required Payments - Real property tax increases during lease term. Utilities. Prorata share of common area maintenance expenses.
         The lease is silent with regard to renewal or purchase options.

     (B) Property Leased - Passenger vehicle
          Lease term - 3 years commencing June 1997
          Rental Payments - $850.00/month
          Additional Required Payments - Excess mileage charges, if applicable, at termination ($.20/mile on all mileage over 30,024).
          Purchase option available at end of lease for $29,200.
     (C) Property Leased - Offices/warehouse
           Lease Term - 3 years commencing February, 1997
           Rental Payments - $1,860.00/month, 5% annual increase.
           Additional Required Payments- None
           Renewal option available at end of lease for an additional 36 months. Rental payment under renewal will be the last months rent plus a CPI increase.
     (D) Property Leased - Copier
           Lease Term - 60 months commencing October, 1997
          Rental Payments - $358.01/month.
          The lease is silent with regard to renewal or purchase options.
     (E) Property Leased - Warehouse/processing facility
          Lease Term - 5 years commencing December, 1997
          Rental Payments - $16,700.00/month through 12th month increased by CPI each year thereafter.
          Additional Required Payments - Same as (A) above.
          The lease is silent regarding renewal or purchase options.
          Note: This space is being shared with another company which by verbal agreement is to reimburse the company for 50% of the costs.
     (F) Property Leased - Passenger Vehicle
          Lease Term - 36 months commencing August, 1997
          Rental Payments - $281.26/month
          Additional Required Payments - Excess mileage payment, if applicable, at termination ($.15/mile on all mileage over 36,030).
          Purchase option available at lease end for $11,657

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as December 31, 1997 for each of the next 5 years and in the aggregate are:

                 Year Ended                      Amount

                     1998                       $273,236
                     1999                        268,466
                     2000                        213,516
                     2001                        203,980
                     2002                        200,400
                     Outyears                       0
                                               ---------
                     Total Lease Obligations *$1,159,598


* Does not consider the agreed reimbursement from co-tenant at premises in lease (E) above.

Note 9: Inventories
      Inventories shown at December 31, 1997 and December 31, 1996 consist of the following:
                               1997                   1996


Finished Goods              $ 97,136              $ 35,142
Work in Progress              20,375                  0
Raw Materials                146,563                  0
Figurines/Artifacts           40,261                 3,007
Gems                          14,525                  0
Overhead Applied              69,354                  0
                            --------              --------
   Total Inventory          $388,214              $ 38,149

     Inventory values are stated at cost under the FIFO method and include all direct costs and those indirect costs attributable to inventory.

Note 10: Policy on Advertising Costs
       Advertising costs are expensed as incurred. There are no prepaid advertising costs shown on the Balance Sheet.

Note 11: Notes Payable

                                                     Current      Long Term
Collateralized note with an unstated
interest rate, imputed to be 17%, payable
in monthly installments of $371.98 to American
Express for 60 months. Unspecified furniture is
the collateral. The note contains a substantial
penalty for prepayment.                              $ 2,027       $ 13,289

Demand promissory note to a related party at 8%, no stated required periodic payment.

 No stated maturity date. Uncollateralized.          $ 6,000          -0-


Note 12: Licenses/Trademarks and Organization Costs
        Balances in these accounts represent costs incurred for the acquiring of certain proprietary formulas for the processing of dietary supplement products (see also Notes 3, 14, & 17), the development of labels for those products, organizational costs associated with establishing the Company, and development of its website.
       Valuation is based on actual costs incurred. Balance Sheet amounts are shown net of amortization. For 1996, the assets acquired are being amortized over a 5 year period on a straightline basis. For 1997, it is believed that the assets acquired will have a longer useful life and are therefore being amortized over a 15 year period on a straightline basis.
        Amortization Expense - 1996                       $  1,831
                             - 1997                       $ 15,377
                                                          --------
        Accumulated Amortization to December 31, 1997 -   $ 17,208

     No intangibles were acquired prior to November 1, 1970 and consequently the additional disclosures required for such intangibles are not applicable.

Note 13: Stockholders' Equity (should be read in conjunction with Note 17 and the Statement of Stockholders' Equity)
     Common ($ .001 par), 500,000,000 shares authorized.
     Issued and outstanding: 12/31/96 - 24,664,300; 12/31/97 - 31,546,949.
     There are no other classes authorized and there are no options or warrants issued.
     Stock issues to employees were authorized by the Board of Directors as Christmas bonuses. These shares have been recorded at the fair market value on the date of issuance.
     On July 10, 1995, prior to the merger with Concord Capital, the company authorized a total of approximately 60,000,000 shares to be issued over a three to four year period to various individuals. This transaction was subsequently determined to be invalid and as of December 31, 1997 all but 4,000,000 of the shares already issued were cancelled. The 4,000,000 shares are recorded at par value.
     Commissions in the form of stock were paid to several individuals in compensation for having found other investors.

Note 14: Licensing Agreement
     In May 1996 the company entered into a licensing agreement with a non-public corporate entity (Licensor) owned by the company's Executive Vice President and his family. The agreement states that principals of the licensing entity are the proprietors, manufacturers, distributors, and/or inventors/developers of phytogenics. The agreement called for the Licensor to grant an exclusive license to Amazon (User) to use the unique products, licensed patents, and all know-how in the operation and to sell all products internationally.
     As consideration for the rights obtained the company agreed to:
          - Provide suitable housing accommodations for the family of the Licensor's principal for a temporary period of time.
          - Pay $8,000 per month for an initial period of five years.

          - Provide the Licensor (designated to the principal and family) 5,000,000 shares of the company's common stock.
          - Provide the Licensor with an automobile for a period of five years plus extensions if necessary.
          - Provide the Licensor with health insurance for five years plus extensions if necessary.
          - Provide the Licensor with necessary legal support for five years plus extensions if necessary.
          - Reimburse the Licensor for operational costs (travel, hotels, etc.).
     The agreement continues in force for a minimum of 99 years and carries a substantial termination penalty for both parties.
     Beginning in 1996 the Licensor transferred certain proprietary formulas and processes to the company. In 1996 the company issued approximately 5,000,000 shares of its common stock to the principals of the Licensor. This stock issue was recorded (based on an audit of the company's financial statements for the year ended 12/31/96) in the accounting records at a value of $5,000. This value was based on the par value of the stock ($.001). It was subsequently determined that this treatment was incorrect. The details of the adjustments necessary to correctly show the effect of this transactions are contained in Note 17.

Note 15: Current Legal Matters
     The company was involved in one lawsuit at the balance sheet date. On October 23, 1997, the company filed a Complaint for Declaratory Relief and Damages against several parties. The company is seeking a determination of the ownership rights of one of the parties to 540,000 shares of the company's common stock which the party currently holds. The action is currently in the discovery phase and no estimate can be made of the financial impact of the suit or of the likely outcome.

Note 16: Subsequent Events
     In the period between 12/31/97 and the audit report date there were no known events which would require adjustment to the financial statements.
     The company has undertaken several actions to combat a decline in its stock's selling price on the open market. It has informed its stockholders (via press releases issued in June 1998) that, among other actions, it was going to retire all of the "principals" common stock and replace it with preferred stock. This action would have an anti-dilutive effect if consummated.

Note 17: 1996 Restatement (See Auditor's Report and Notes 3, 12, 13, and 14). As indicated in the auditor's report, the 1996 financial statements were audited by other accountants. During the course of performing the audit of
1997 it became evident that certain transactions completed in 1996 required adjustment. In 1996 the company entered into a licensing agreement with a related party. Under the agreement the company received the exclusive right to utilize certain technologies in the production of its phytogenics products. As consideration for these rights the company agreed to issue approximately 5,000,000 shares of its common stock. At the time of signing of this agreement
the company's stock was trading at approximately $1.50 per share.     Since
there was no quantifiable value for the technologies obtained, the transaction was recorded at the par value of the stock issued ($.001 per share) or $5,000. The company subsequently determined that this transaction should have been recorded at the fair value of the stock rather than the par value. This resulted in an increase to assets and equity of $7,495,000. During the audit of the 1997 financial statements management of the company concluded that while the valuation of this transaction complied with generally accepted accounting principles, the underlying assets obtained could not be objectively valued.
An adjustment was consequently posted to reflect this inability to objectively quantify any value.The net effect of these transactions was to increase Additional Paid-in Capital by $7,495,000 and increase the 1996 loss by the same amount resulting in no change to total equity or total assets. The transaction did however, generate additional operating losses. These adjustments have been audited by the current year auditors and the 1996 financial statements presented herein reflect these adjustments. A summary of the accounts affected in 1996 is as follows:

                                 Before Restatement      After Restatement
Balance Sheet Accounts
Licenses and Trademarks         $   5,000                $     5,000
Additional Paid-In Capital      $ 211,088                $ 7,706,087
Accumulated Deficit             $(238,687)               $(7,733,686)

Income Statement Accounts
Loss on Impairment              $    0                   $ 7,495,000
Net Loss for 1996               $ (220,710)              $(7,715,709)

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
        None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the company for the calender year ending December 31, 1997, and to the date hereof, and the period or periods durieng which each such director or executive officer served in his or her respective positions.

                                     Position              Term of
NAME                   Age             Held                Office

Domingos Loricchio     68           Chairman of the
                                    Board and Vice
                                    President              3/96 to Present

Michael Sylver         41           President, CEO
                                    and Director           3/96 to Present

Robert Qualey          40           Secretary/Treasurer    3/96 to Present
                                    Director               3/96 to 12/97

Domingos Loricchio II  33           Vice President         3/96 to Present
                                    Director               12/97 to

Rocque Pucci           52           Vice President         3/96 to 12/97


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

Business Experience

Domingos Loricchio - Chairman of the Board of Directors.

Mr. Loricchio has been Chairman of the Board of Directors of the Company since March 1996. Since 1975, Mr. Loricchio has been the President of Abracel Industria E Commercio, LTDA, in Sao Paulo, Brazil. Prior to 1975, Mr. Lorcchio was employed by Carborundum Company, in research and develop-ment in their Sao Paulo plant. Mr. Lorcchio holds a degree in Chemistry from the Sorbonne - University of Paris.

Michael A. Sylver - President, Treasurer, CEO, and a member of the Board of Directors.

Mr. Sylver has over 20 years of executive level management, having formed and operated several innovative companies in the United States and Canada. His management expertise created and developed Energy Management Corporat-tion into, what was at one time, the largest independent company in Nevada.

Domingos Loricchio II - Senior Executive Vice President, Director and Secre-tary.

In March, 1996, Mr. Loricchio became the Senior Executive Vice President of the Company. Since July, 1985, Mr. Loricchio has been the manager of Abrace, Ltd., of Brazil. Abracel manufactures products primarily designed for road surface applications. Mr. Loricchio graduated from the University of Sao Paulo, Brazil with a degree in Chemical Engineering.

Family Relationships.

There is a family relationship between dirctors Domingos Loricchio and his son, Domingos Loricchio II and no other relationship of executive officers of the Company, either by blood or happenstance of marriage, other the Domingos Loricchio, the Company's Chairman of the Board of Directors, who is the father of Domingos Loricchio II, the Company's Senior Executive Vice President and Director.

Involvement in Certain Legal Proceedings.

During the past five years, no present or former director, executive officer, or person nominated to become a director or an executive officer of the Company has been the subject matter of any relevant legal proceed-ings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance With Section 16(a) of the Exchange Act.

No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under
Section 15(d) of the Securities Exchange Act of 1934; accordingly, direc-tors, executive officers and ten percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

Cash Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1997, 1996, or 1995, or the period ending on the date of this report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item.

Compensation of Directors

The Company's Board of Directors unanimously resolved that the directors receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangements

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person holding an officer or director position which would in any result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership interest of all current or former officers, directors, or family members. There are no unrelated parties owning 5% or more of the company's Common stock. The Company has only one class of stock and there are no options, warrants, or other rights to acquire shares outstanding. Th below data reflects ownership as of Relationships are described in Note 1 below.


Name and Address               Amount and Nature       Percent of
of Beneficial Owner            of Beneficial Owner      Class
Domingos Loricchio               7,110,000             14.12%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Michael Sylver                   17,169,813            24.24%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Robert Qualey                     5,222,000            7.37%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Domingos Loricchio II             5,550,000            7.76%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Rocque Pucci                      1,814,300            2.43%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Gary Sylver                       1,999,000            2.82%
P.O. Box 96083
Las Vegas, NV 89183

Denise Loricchio                  3,000,000            4.23%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Total                            41,865,113           62.97%

Note 1:
Domingos Loricchio - Chairman of the Board of Directors
Michael Sylver - President, CEO, and Director, and Treasurer (since 12/97) Robert Qualey - Secretary/Treasurer (to 12/97) and Director
Domingos Loricchio II - Senior Executive Vice President, Director and Secre-tary.
Rocque Pucci - Vice President to 12/97
Gary Sylver - Father of Michael Sylver
Denise Loricchio - Daughter of Domingos Loricchio

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits and Reports on Form 8-K.

                                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized, on this       day
of

                                            AMAZON NATURAL TREASURES, INC.
                                              (Registrant)



BY:        MICHAEL A. SYLVER
   ---------------------------------------
                        President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 19th day of November, 1998.


SIGNATURES                                         TITLE
------------------                           ----------------
DOMINGOS LORICCHIO
----------------------------------        Chairman of the Board of
Domingos Loricchio                                       Directors

MICHAEL A. SYLVER
-----------------------------------        President, Chief Executive
Michael A. Sylver                          Officer, and member of the
                                           Board of Directors


DOMINIGOS LORICCHIO II
-------------------------------------      Senior Executive Vice
Domingos Loricchio II                      President, Director, and Secretary


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECUREITIES
PURSUANT TO SECTION 12 OF THE ACT.

       No annual report material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous five calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1998, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.