Form 10QSB
period 1998-06-30
AMAZON NATURAL TREASURES INC
filed 1998-12-03
CIK 844055

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File Number
   JUNE 30, 1998                                            33-26109


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





                             June 30, 1998

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

                       AMAZON NATURAL TREASURES, INC.
                         BALANCE SHEET (UNAUDITED)
                             JUNE 30, 1998

                                                    JUNE 30, 1998
                                     ASSETS
CURRENT ASSETS
   CASH IN BANK                                     $     236
   CANADIAN BANK ACCOUNT                                  100
   PETTY CASH                                            (500)
   CASH IN BANK                                        23,901
   CHECKING-US SAVINGS BANK                                 0
   MONEY MARKET-US SAVINGS BANK                             0
   ACCOUNTS RECEIVABLE                                   (846)
   INVENTORY                                              213
   BOTTLED/BAGGED                                     102,724
   RAW MATERIALS                                      197,009
   BIRDS                                               39,061
   WORK IN PROGRESS                                    20,618
   GEMS                                               (21,124)
   PREPAID INSURANCE                                   10,414
                                                      -------
   TOTAL CURRENT ASSETS                                         $371,804

PROPERTY AND EQUIPMENT
   OFFICE FURNITURE AND EQUIPMENT                    $ 84,465
   ACCUM. DEP.-FURNITURE/FIXTURES                      (9,779)
   LABORATORY EQUIPMENT                                38,416
   ACCUM. DEP.-LABORATORY EQUIPMENT                   (14,764)
   CLEAN ROOM EQUIPMENT                               251,906
   ACCUM. DEP.-CLEAN ROOM EQUIP.                      (34,261)
   WAREHOUSE EQUIPMENT                                101,860
   ACCUM. DEP.-WAREHOUSE EQUIP.                       (13,121)
   COMPUTER EQUIPMENT                                  36,202
   ACCUM. DEP. COMPUTER EQUIP                          (3,991)
   AUTOMOBILES                                         17,590
   ACCUM. DEP AUTOMOBILES                              (2,052)
   PORTABLE CLEAN ROOMS                               129,612
   LOGOS, TRADEMARKS, ETC.                            125,000
                                                      -------
   TOTAL PROPERTY AND EQUIPMENT                                 $707,083

OTHER ASSETS
   EMPLOYEE ADVANCES                                    1,206
   RELATED PARTY RECEIVABLES                           62,443
   INVENTORY OVERHEAD APPLIED                          69,354
   WORK IN PROGRESS                                    19,240
   LICENSES & TRADEMARKS                                5,000
   ACCUM. AMORT. - LICENSES                            (2,000)
   REFUNDABLE DEPOSITS                                144,874
   OTHER ORGANIZATIONAL COSTS                          58,855
   ACC. AMORT.-ORGANIZATIONAL COSTS                   (17,209)
   SUSPENSE                                               402
                                                      -------
   TOTAL OTHER ASSETS                                           $342,166

   TOTAL ASSETS                                                $1,421,053
                                                               ----------
                                                               ----------


                             LIABILITIES AND CAPITAL

CURRENT LIABILITES
   PREPAID LEGAL FEES                               $  (3,000)
   ACCOUNTS PAYABLE                                   250,227
   FICA PAYABLE                                         8,807
   FEDERAL INCOME TAX WITHHELD                          9,555
   NV BUSINESS TAX PAYABLE                              2,138
   STATE UNEMP. TAX PAYABLE                            (1,891)
   FED. UNEMP. TAX PAYABLE                                356
   ACCRUED SALARIES & WAGES                            13,083
   SALES TAX PAYABLE                                   10,031
   ACCOUNTS PAYABLE-MIKE SYLVER                       109,159
   ACCOUNTS PAYABLE-TCI                                21,599
   ACCOUNTS PAYABLE-DR LORICCHIO                       10,000
   CURRENT PORTION                                    (10,536)
   LONG TERM PORTION                                   17,483
   LESS CURRENT UNAMORT. DISC.                         (2,437)
   LESS UNAMORTIZED DISCOUNT                           (4,194)
   LOANS PAYABLE-OFFICERS                              30,000
   MICHAEL A. SYLVER                                  (13,600)
   BENITA SYLVER                                       (5,062)
   ROBERT QUALEY                                        1,142
   ABRACEL                                             10,648
   GARY SYLVER                                          8,052
                                                      -------
   TOTAL CURRENT LIABILITIES                                    $461,560

LONG-TERM LIABILITIES
   NOTE PAYABLE                                        39,818
                                                       ------
   TOTAL LONG-TERM LIABILITIES                                 $ 39,818

   TOTAL LIABILITIES                                           $501,377

CAPITAL
   COMMON STOCK                                     $    31,686
   RETAINED EARNINGS                                 (8,830,152)
   ADDITIONAL PAID IN CAPITAL                         9,839,004
   NET INCOME                                          (120,862)
                                                     ----------
   TOTAL CAPITAL                                                $ 919,676
                                                                 ---------
   TOTAL LIABILITIES AND CAPITAL                                $1,421,053
                                                                 ---------
                                                                 ---------

                     AMAZON NATURAL TREASURES, INC.
                     INCOME STATEMENTS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                               SIX MONTHS ENDED
                                       JUNE 30, 1998       JUNE 30, 1997
REVENUES
 SALES                                 $    228,013         $  22,005
 INTEREST INCOME                                207               774
 DISCOUNTS & GIFT CERTIFICATES              (42,154)                0
 MISCELLANEOUS INCOME                            58                 0
                                            --------           ------
 TOTAL REVENUES                             186,124            22,779
                                            --------           ------
COST OF SALES
 PURCHASES                                    2,287             6,113
 PROCESSING COSTS                               135             1,156
 FREIGHT-IN                                   1,397                 0
 SHIPPING EXPENSE                             3,243             7,387
 COMMISSIONS                                      0               175
                                             ------            ------
 TOTAL COST OF SALES                          7,061            14,831
                                             ------            ------
 GROSS PROFIT                               179,063             7,949
                                             ------            ------
EXPENSES
 ACCOUNTING SERVICES-OUTSIDE                 23,235            26,765
 ADVERTISING                                      0               362
 AMORTIZATION                                     0               885
 APARTMENT LEASES-CORPORATE                   3,820                 0
 AUTO & TRUCK                                 1,418             3,996
 AUTO LEASE                                   4,530            11,850
 BANK CHARGES                                 2,172               640
 BANK CHARGES-CREDIT CARDS                      445               544
 CASUAL LABOR                                 4,096            13,061
 COMMISSIONS                                 24,001                 0
 COMPUTER EXPENSE                             7,714                 0
 CONSULTING FEES                             45,460            84,917
 DEPRECIATION                                     0            11,415
 DUES & SUBSCRIPTIONS                           275             1,283
 ENTERTAINMENT                                  425             2,450
 EQUIPMENT RENTAL                             1,509             2,335
 FURNITURE LEASE                                  0               127
 INSURANCE-GROUP                              2,431               391
 INSURANCE-GENERAL                            2,803             1,903
 INTEREST                                         0             1,274
 JANITORIAL                                       0               439
 LEGAL                                        3,228            13,139
 LICENSES & TAXES                             1,830             2,046
 MISCELLANEOUS                                6,022                 0
 MOVING EXPENSES                                460               240
 NEVADA BUSINESS TAX                              0             1,257
 LABORATORY SUPPLIES                              0                50
 CLEAN ROOM SUPPLIES                          3,632             2,961
 WAREHOUSE SUPPLIES                              98                 0
 OFFICE EXPENSES                              2,944            12,539
 RESEARCH & DEVELOPMENT                         428             3,410
 PENALTIES                                        0                21
 POSTAGE                                      1,042             2,111
 PROFESSIONAL SERVICES                        2,150             5,050
 PROMOTIONAL                                      0            32,631
 PROXY SERVICE                                7,338                 0
 PRINTING                                         0               150
 RENT-LAS VEGAS OFFICE                       28,081            13,040
 RENT-AMAZON                                      0             1,971
 REPAIRS & MAINTENANCE                          192             1,857
 SALARIES & WAGES                           102,254            27,299
 SECURITY EXPENSE                               583                 0
 FICA EXPENSE                                   841             2,721
 ST. UNEMP. SUI                                   0               693
 FEDERAL UNEMPLOYMENT INSUR                       0                90
 PAYROLL TAX EXPENSE                           (317)                0
 TELEPHONE                                    6,069            13,248
 TRAVEL                                       4,365            34,699
 UTILITIES                                    4,350             1,255
                                            -------            ------
 TOTAL EXPENSES                             299,924           337,117
                                            -------            ------
 NET INCOME                               $(120,862)        $(329,168)
                                           =========         =========


                          AMAZON NATURAL TREASURES, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                          JUNE 30, 1998    JUNE 30, 1997
Cash Flows from Operating Activities
Net Income                                $ (120,862)       $ (329,168)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating
Activities:
Accounts Receivable                              847                0
Stock Subscription Receivable                     0             2,000
Accum. Dep.-Furniture/Fixtures                    0             3,581
Accum. Dep.-Laboratory Equip.                     0            10,545
Accum. Dep.-Computer Equip                        0                24
Accum. Dep.-Automobiles                           0               506
Inventory                                      (213)                0
-Bottled/Bagged                              (5,588)          (65,999)
-Raw Materials                              (50,446)                0
-Work in Progress                              (243)                0
-Birds                                        1,200            (7,500)
-Gems                                        35,649                 0
Notes Receivable                                  0           (14,250)
Prepaid Insurance                                 0            (7,765)
Accounts Payable                             42,212            36,062
FICA Payable                                  5,923             2,442
Federal Income Tax Withheld                   7,649               870
State Unemp. Tax Payable                     (2,138)              267
SIIS Payable                                   (463)               90
Fed. Unemp. Tax Payable                           0               (40)
Deposits-Layaway                                                5,000
Sales Tax Payable                                31                 0
Accounts Payable-Mike Sylver                  1,400                 0
Current Portion                             (15,000)                0
Loans Payable-Officers                       30,000                 0
Michael A. Sylver                           (17,400)           14,250
Benita Sylver                               (11,062)                1
Robert Qualey                                     0             1,142
Accrued Interest                                  0               784
Short Term Notes Payable                          0               400
ABRACEL                                           0               400
                                            --------          --------
Total Adjustments                            22,358            (2,187)
                                            --------          --------
Net Cash Provided by Operations             (98,504)         (331,355)
                                           ---------          --------

Cash Flows from Investing Activities
Used For:
Employee Advances                              (700)                0
Office Furniture and Equipment               (2,083)          (16,810)
Laboratory Equipment                           (976)          (21,540)
Clean Room Equipment                        (86,300)          (39,095)
Accum. Dep. Clean Room Equipment                  0             3,921
Work in Progress                            (19,240)          (12,641)
Computer Equipment                          (12,676)             (218)
Automobiles                                       0            (7,590)
Licenses & Trademarks                             0            (3,595)
Logos, Trademarks, Etc.                           0           (25,000)
Refundable Deposits                         (79,846)          (37,215)
Other Organizational Costs                        0            (7,668)
Acc. Amort-Organizational Costs                   0               885
Suspense                                       (402)          (76,900)
                                            --------          --------
Net Cash Used in Investing                 (202,222)         (243,466)
                                           ---------          --------

Cash Flows from Financing Activities
Proceeds from:
Note Payable                                 29,500                 0
Common Stock                                    152             2,328
Additional Paid in Capital                  306,758         1,165,644
Used for:
Note Payable                                (11,791)          (29,352)
Common Stock                                    (13)             (730)
Additional Paid in Capital                 (128,475)         (462,137)
                                           ---------         ---------
Net Cash Used in Financing                  196,131           675,753
                                           ---------         ---------
Net Increase (Decrease) in Cash           $(104,595)         $100,932
                                           ========           =======

Summary
Cash Balance at End of Period             $  23,737          $102,322
Cash Balance at Beginning of Period        (128,332)           (1,390)
                                          ----------         ---------
Net Increase (Decrease) in Cash           $(104,595)         $100,932
                                           ========           =======


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

RESULTS OF OPERATIONS

The Company does have limited operations and costs attributed to development of future operations. In the year-to-date ended June 30, 1997,the Company lost $329,168. In the year-to-date June 30, 1998, the Company lost $120,862, which is offset by assets in the amount of $1,421,053.

PLAN OF OPERATION

Amazon Natural Treasures, Inc., a privately held Nevada Company. Amazon Natural Treasures, Inc., is a multi-faceted company which is a Phytogenics Health Maintenance Company along with bringing the treasures of the Brazilian Amazon Rain Forest to the rest of the world. They produce and distribute health supplements derived from plants and related species for the cure and treatment of human illnesses and disease. The Board of Directors feel this will offer shareholders a viable business opportunity now and for the future.

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

For many years people have looked for alternative treatments for their diseases and maladies. People all over the world have had unpleasant experiences with modern (allopathic) medical treatments, that in many cases are made up of man-made chemicals that produce unwanted, if not dangerous side effects.
Health food stores have made billions of dollars catering to this ever-increasing segment of the population. Many of their products are beneficial, but far too many of them contain a small percentage (usually under 10%) of there advertised ingredient(s). Ninety percent is filler. All of Amazon Natural Treasures, Inc. Phytogenics products are 100% pure and natural without any fillers. Our customers get the full potency of the product they purchase and at competitive prices. Key personnel have been actively working in the research and development phase of our Phytogenics products since 1972. In 1995 a decision was made to enter A.N.T. products into the world market.






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

The company eventually plans to publish its own catalog/magazine. The cover will feature a full color photograph of the Amazon Rain Forest with the company's logo prominently displayed. Inside, there will be messages from the principals of the company, a history of the rain forest, and a history of the company. An explanation of the company's purpose and adoption of "phytogenics " or the treatment of ailments through plants and other naturally occurring products, will also be included.

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

Order PhytogenicTM Products on Line: Customers can access Amazon Natural Treasures PhytogenicTMproducts and ordering information in a variety of manners.

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

Amazon Natural Treasures, Inc. can be characterized as a leader in bringing to the world Phytogenic products. The company believes in complete control from the harvesting of the products through sale to the end user. Only through this business principle (vertical integration) can high quality standards be controlled and enforced.

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

The company will offer monthly specials so customers can take advantage of by sending in coupons throughout the catalog/magazine. Order forms will be included throughout the catalog/magazine. Customers will be able to place their orders by e-mail, u.s. mail ortelephone. Amazon Natural Treasures will accepts checks, money orders, ATM or Debit cards, and all major credit cards. There will be a shipping and handling charge added to all orders.

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



                     AMAZON NATURAL TREASURES, INC.



Date:     12/02/98                 By: MICHAEL A. SYLVER
      __________________________       ___________________________________
                                       Michael Sylver, President & Chief
                                       Financial Officer


Date:         12/02/98             By: DOMINGOS LORICCHIO II
       _________________________       ___________________________________
                                       Domingos Loricchio II
                                       Secretary/Treasurer