Form 10QSB
period 1998-09-30
AMAZON NATURAL TREASURES INC
filed 1998-12-03
CIK 844055

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File Number
 SEPTEMBER 30, 1998                                            33-26109


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





                          September 30, 1998

                     Common Voting Stock 65,817,615

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

The Company has initiated legal action in the federal courts in the seeking the cancellation of another 9,740,000 shares of common stock.

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

                       AMAZON NATURAL TREASURES, INC.
                         BALANCE SHEET (UNAUDITED)
                            SEPTEMBER 30, 1998

                                                    SEPTEMBER 30, 1998
                                     ASSETS
CURRENT ASSETS
   CASH IN BANK                                     $  70,899
   CANADIAN BANK ACCOUNT                                2,100
   PETTY CASH                                            (500)
   CASH IN BANK                                       (15,443)
   CHECKING-US SAVINGS BANK                           (11,472)
   ACCOUNTS RECEIVABLE                                   (123)
   STOCK SUBSCRIPTION RECEIVABLE                       (2,000)
   INVENTORY                                           (5,282)
   BOTTLED/BAGGED                                     104,058
   RAW MATERIALS                                      231,724
   BIRDS                                               49,061
   WORK IN PROGRESS                                    29,997
   GEMS                                               (21,124)
   INTERCOMPANY TRANSFERS                                  40
   PREPAID INSURANCE                                   10,414
                                                      -------
   TOTAL CURRENT ASSETS                                         $442,348

PROPERTY AND EQUIPMENT
   OFFICE FURNITURE AND EQUIPMENT                    $ 87,426
   ACCUM. DEP.-FURNITURE/FIXTURES                      (9,779)
   LABORATORY EQUIPMENT                                38,716
   ACCUM. DEP.-LABORATORY EQUIPMENT                   (14,764)
   CLEAN ROOM EQUIPMENT                               252,085
   ACCUM. DEP.-CLEAN ROOM EQUIP.                      (34,261)
   WAREHOUSE EQUIPMENT                                102,312
   ACCUM. DEP.-WAREHOUSE EQUIP.                       (13,121)
   COMPUTER EQUIPMENT                                  94,203
   ACCUM. DEP. COMPUTER EQUIP                          (3,991)
   AUTOMOBILES                                         29,061
   ACCUM. DEP AUTOMOBILES                              (2,052)
   PORTABLE CLEAN ROOMS                               129,612
   LOGOS, TRADEMARKS, ETC.                            125,000
                                                      -------
   TOTAL PROPERTY AND EQUIPMENT                                 $780,447

OTHER ASSETS
   EMPLOYEE ADVANCES                                    1,206
   RELATED PARTY RECEIVABLES                           62,443
   INVENTORY OVERHEAD APPLIED                          69,354
   WORK IN PROGRESS                                    37,082
   LICENSES & TRADEMARKS                                5,000
   ACCUM. AMORT. - LICENSES                            (2,000)
   REFUNDABLE DEPOSITS                                185,423
   OTHER ORGANIZATIONAL COSTS                          58,855
   ACC. AMORT.-ORGANIZATIONAL COSTS                   (17,209)
   SUSPENSE                                            13,911
                                                      -------
   TOTAL OTHER ASSETS                                           $414,066

   TOTAL ASSETS                                                $1,636,860
                                                               ----------
                                                               ----------


                             LIABILITIES AND CAPITAL

CURRENT LIABILITES
   PREPAID LEGAL FEES                               $  (3,000)
   ACCOUNTS PAYABLE                                   309,398
   FICA PAYABLE                                        12,090
   FEDERAL INCOME TAX WITHHELD                         13,164
   NV BUSINESS TAX PAYABLE                              2,138
   STATE UNEMP. TAX PAYABLE                            (1,891)
   FED. UNEMP. TAX PAYABLE                                356
   ACCRUED SALARIES & WAGES                            13,083
   SALES TAX PAYABLE                                   10,110
   ACCOUNTS PAYABLE-MIKE SYLVER                       109,159
   ACCOUNTS PAYABLE-TCI                                21,599
   ACCOUNTS PAYABLE-DR LORICCHIO                       10,000
   CURRENT PORTION                                    (23,536)
   LONG TERM PORTION                                   17,483
   LESS CURRENT UNAMORT. DISC.                         (2,437)
   LESS UNAMORTIZED DISCOUNT                           (4,194)
   LOANS PAYABLE-OFFICERS                              30,000
   MICHAEL A. SYLVER                                  (38,500)
   BENITA SYLVER                                       (9,163)
   ROBERT QUALEY                                        1,142
   ABRACEL                                             10,648
   GARY SYLVER                                          8,052
                                                      -------
   TOTAL CURRENT LIABILITIES                                    $485,700

LONG-TERM LIABILITIES
   NOTE PAYABLE                                        36,443
                                                       ------
   TOTAL LONG-TERM LIABILITIES                                 $ 36,443

   TOTAL LIABILITIES                                           $522,143

CAPITAL
   COMMON STOCK                                     $    31,743
   RETAINED EARNINGS                                 (8,830,152)
   ADDITIONAL PAID IN CAPITAL                         9,955,678
   NET INCOME                                           (42,551)
                                                     ----------
   TOTAL CAPITAL                                                $1,114,717
                                                                 ---------
   TOTAL LIABILITIES AND CAPITAL                                $1,636,860
                                                                 ---------
                                                                 ---------

                     AMAZON NATURAL TREASURES, INC.
                     INCOME STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                             NINE MONTHS ENDED
                                  SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
REVENUES
 SALES                             $    536,582            $  30,770
 DAMAGE CLAIMS                              995                    0
 INTEREST INCOME                            400                1,716
 DISCOUNTS & GIFT CERTIFICATES          (46,426)                   0
 MISCELLANEOUS INCOME                       111                    0
                                        --------              -------
 TOTAL REVENUES                          491,662               32,487
                                        --------              -------

 COST OF SALES
 PURCHASES                                 2,287                8,507
 PROCESSING COSTS                            135                1,311
 FREIGHT-IN                                2,093                  720
 SHIPPING EXPENSE                          7,112               10,795
 COMMISSIONS                                   0                  175
                                          ------               ------
 TOTAL COST OF SALES                      11,627               21,509
                                          ------               ------
 GROSS PROFIT                            480,035               10,978
                                         -------               ------
EXPENSES
 ACCOUNTING SERVICES-OUTSIDE              44,598               30,275
 ADVERTISING                                   0                8,955
 AMORTIZATION                                  0               18,828
 APARTMENT LEASES-CORPORATE                6,985               13,742
 AUTO & TRUCK                              2,824                6,234
 AUTO LEASE                                6,687               19,227
 BANK CHARGES                              3,256                  813
 BANK CHARGES-CREDIT CARDS                   445                1,008
 CASUAL LABOR                              4,096               15,493
 COMMISSIONS                              24,001                    0
 COMPUTER EXPENSE                          7,714                    0
 CONSULTING FEES                          85,260               85,004
 DEPRECIATION                                  0               47,858
 DONATIONS                                     0                  500
 DUES & SUBSCRIPTIONS                      3,200                4,223
 ENTERTAINMENT                               425                6,168
 EQUIPMENT RENTAL                          1,509                3,623
 FURNITURE LEASE                             406                1,118
 INSURANCE-GROUP                          14,184                4,229
 INSURANCE-GENERAL                         9,918               11,864
 INTEREST                                      0                7,254
 JANITORIAL                                    0                  737
 LEGAL                                    29,041               40,399
 LICENSES & TAXES                          2,595                3,014
 MISCELLANEOUS                             6,022                  146
 MOVING EXPENSES                             460                  240
 NEVADA BUSINESS TAX                           0                1,257
 LABORATORY SUPPLIES                           0                2,311
 CLEAN ROOM SUPPLIES                       3,801                3,774
 WAREHOUSE SUPPLIES                           98                4,149
 PLUMBING SUPPLIES                           360                    0
 OFFICE EXPENSES                           4,876               20,368
 RESEARCH & DEVELOPMENT                      428                5,704
 PENALTIES                                     0                   21
 POSTAGE                                   1,592                4,646
 PROFESSIONAL SERVICES                     6,150               11,639
 PROMOTIONAL                                   0               39,535
 PROXY SERVICE                             9,991                    0
 PRINTING                                      0                  609
 RENT                                      1,100                    0
 RENT-LAS VEGAS OFFICE                    58,223               27,125
 RENT-AMAZON                                   0                1,971
 REPAIRS & MAINTENANCE                     1,156                3,701
 SALARIES & WAGES                        145,529               83,257
 SECURITY EXPENSE                            583                    0
 FICA EXPENSE                                841                8,223
 ST. UNEMP. SUI                                0                2,258
 FEDERAL UNEMPLOYMENT INSUR                    0                  496
 STATE INDUSTRIAL INS. SYSTEM                  0                  454
 PAYROLL TAX EXPENSE                        (317)                 397
 TAXES-CORPORATE                               0                  162
 TELEPHONE                                23,646               34,868
 TRAVEL                                    5,275               72,889
 UTILITIES                                 5,628                3,319
                                         -------               ------
 TOTAL EXPENSES                          522,586              664,083
                                         -------               ------
 NET INCOME                            $( 42,551)           $(653,104)
                                        =========            =========


                          AMAZON NATURAL TREASURES, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                      SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
Cash Flows from Operating Activities
Net Income                              $ (42,551)       $ (653,104)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating
Activities:
Accounts Receivable                           123                 0
Stock Subscription Receivable               2,000             2,000
Accum. Dep.-Furniture/Fixtures                  0            12,307
Accum. Dep.-Laboratory Equip.                   0            13,636
Accum. Dep.-Warehouse Equip.                    0            12,373
Accum. Dep.-Computer Equip                      0             2,486
Accum. Dep.-Automobiles                         0             1,012
Inventory                                   5,282                 0
-Bottled/Bagged                            (6,923)         (107,733)
-Raw Materials                            (85,161)         ( 21,146)
-Work in Progress                          (9,622)                0
-Birds                                     (8,800)          (30,316)
-Gems                                      35,649                 0
Intercompany Transfers                        (40)                0
Notes Receivable                                0           (14,250)
Prepaid Insurance                               0            (5,838)
Accounts Payable                          101,383            86,255
FICA Payable                                9,206             1,193
Federal Income Tax Withheld                11,258              (318)
State Unemp. Tax Payable                   (2,138)            1,415
SIIS Payable                                 (463)              364
Fed. Unemp. Tax Payable                         0               455
Deposits-Layaway                                0            (5,000)
Sales Tax Payable                             110            10,000
Nevada Business Tax                             0               397
Accounts Payable-Mike Sylver                1,400           107,759
Accounts Payable-TCI                            0             8,599
Current Portion                           (28,000)            4,464
Long Term Portion                               0            17,855
Less Current Unamort Disc.                      0            (2,437)
Less Unamortized Discount                       0            (4,882)
Loans Payable-Officers                     30,000                 0
Michael A. Sylver                         (42,300)           10,300
Benita Sylver                             (15,163)               (1)
Accrued Interest                                0            (1,475)
Short Term Notes Payable                        0              (400)
ABRACEL                                         0            10,248
                                         --------          --------
Total Adjustments                          (2,199)          109,323
                                         --------          --------
Net Cash Provided by Operations           (44,750)         (543,782)
                                        ---------          --------

Cash Flows from Investing Activities
Used For:
Employee Advances                            (700)           (2,875)
Office Furniture and Equipment             (5,044)          (88,776)
Laboratory Equipment                       (1,276)          (36,262)
Clean Room Equipment                      (86,479)         (141,390)
Accum. Dep. Clean Room Equipment                0            (4,110)
Work in Progress                          (37,082)         (151,828)
Warehouse Equipment                          (452)         (115,562)
Computer Equipment                        (70,676)          (24,586)
Automobiles                               (11,471)          (22,590)
Leasehold Improvements                          0              (256)
Logos, Trademarks, Etc.                         0          (125,000)
Refundable Deposits                      (117,229)          (52,215)
Other Organizational Costs                      0           (57,668)
Suspense                                  (17,077)           (4,241)
                                         --------          --------
Net Cash Used in Investing               (347,485)         (827,359)
                                        ---------          --------

Cash Flows from Financing Activities
Proceeds from:
Note Payable                                 29,500            72,319
Common Stock                                    209            24,075
Additional Paid in Capital                  424,706         2,479,166
Used for:
Note Payable                                (15,166)         (112,319)
Common Stock                                    (13)             (730)
Additional Paid in Capital                 (129,749)         (929,074)
                                           ---------         ---------
Net Cash Used in Financing                  309,487         1,533,438
                                           ---------         ---------
Net Increase (Decrease) in Cash           $ (82,749)       $  162,298
                                           ========           =======
Summary
Cash Balance at End of Period             $  45,584          $163,688
Cash Balance at Beginning of Period        (128,332)           (1,390)
                                          ----------         ---------
Net Increase (Decrease) in Cash           $( 82,749)         $162,298
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

RESULTS OF OPERATIONS

The Company does have limited operations and costs attributed to development of future operations. In the year-to-date ended September 30, 1997,the Company lost $653,104. In the year-to-date September 30, 1998, the Company lost $42,551, which is offset by assets in the amount of $1,636,860.

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

Touch of Nature (TM), Product No. AR124:
---------------------------------------

Touch of Nature (TM) is a 100% pure natural product derived from the sap and leaves of a small tree found in the Brazilian Amazon Rainforest. This variety of tree has been named "Natures Taste" by one of the Company's founders, Dr. Domingos Loricchio. The sap, necessary for the product, is extracted from the Natures Taste tree in much the same manner as maple sap is obtained from maple trees in the United States and Canada. The leaves are then crushed to extract essential ingredients which are combined with the sap in a process which ultimately results in the wonderful product. Touch of Nature (TM) has characteristics which allow it to be used in the same application as sugar (saccharose or sucrose).

The Nutritional Facts analysis found that "Touch of Nature (TM)" per serving has 0 fat, 0 cholesterol, 0 sodium, 0 carbohydrates and 0 protein. It also leaves no after taste as do some synthetic sweeteners, is also non-fermentable, yet is equal or better in taste than cane sugar. "Touch of Nature (TM)" possesses natural properties that permit its use and an ideal sugar substitute for calorie restricted diets or for those suffering with diabetes.

As a result, "Touch of Nature (TM)" may have application in treatment programs for all forms of diabetes. This product is a delightfully surprising alternative for those individuals who prefer not to use regular sugar or do not wish to use artificial sweeteners. These qualities allow for its use as a sugar substitute in all drinks, hot or cold, as well as your favorite cooking recipes.

Amazon Natural Treasures, Inc. is actively and aggressively opening new sales markets through retail distribution of Touch of Nature (TM) in health food stores throughout the country. It is the Company's goal to actively solicit not less than 1,000 stores to retail this product prior to the end of September 1998. New retail stores are being added on a daily basis.

Based on each store selling 50 bottles per month, the estimated gross revenue per year initially is estimated at $2,700,000.

The Company has chosen five of the best moving and most popular dietary supplements recognized throughout the United States which are:

                  Product Number               Product Name
                  --------------               ------------
                  AW004PA                       Zuedon
                  AW0043PR                      Pau D'Arco
                  AW0072PA                      Una de Gato
                  AD0100PA                      Akana
                  AD0127PA                      Super Amazon Guarana

The products will also be sold in our 1,000 store retail base.

Based on each store selling 100 bottles per month, the estimated gross revenue per year initially is estimated at $18,000,000.

The Company has finalized a brokerage agreement with SGN Sales who will then be selling our product, Touch of Nature (TM), to major distributors such as:

       Mountain People
       Nature's Best
       Tree of Life West

       The following are a few major retailers:

       Whole Foods          Wild Oats
       Trader Joes          Larry's
       Thri       Food for Thought     Food Conspiracy
       Rainbow Grocery      PCC

HairLife (TM) - Scalp Enhancement System (TM):
---------------------------------------------

The Company has begun sales and marketing of HairLife (TM) Scalp Enhancement System (TM).

HairLife(TM)'s unique properties work gradually and continuously on the scalp providing a stimulating topical action due to its Phytogenic (TM) ingredients.

Initially, HairLife (TM) stimulates scalp pore activity allowing the product to penetrate deep into the capillary bulbs supplying fast acting nutrients and unique cellular stimulants that gradually induce the cells to regenerate and restart their biological function. As an added bonus, HairLife (TM) delivers fast absorbing nutrients that restore dry and damaged hair.

The miraculous properties of HairLife (TM) retards hair loss that is either due to heredity or other causes such as nutritional deficiencies and allopathic prescription medication side effects. Once the HairLife (TM) Scalp Enhancement System (TM) is administered, a reduction in hair loss can be noticed in as little as four to six (4-6) weeks while the actual hair re-growth process generally starts in a timeframe of sixty to ninety (60-90) days.

At the beginning stages, the new hair that will grow as a direct result of the administration of HairLife (TM) on the scalp will grow at a lesser rate. (Approximately half (1/2) that of normal growing rate).

HairLife (TM) has been used and tested in Brazil with remarkable results stemming over a twenty-two (22) year period. At this time, Amazon Natural Treaures, Inc. is pleased to be able to bring this Brazilian Amazon wonder hair growth product to receding hair and balding scalps worldwide!

Based on representations made at a presentation by the Company at the 1998 Barbers Convention held in Las Vegas, Nevada and based on 2,500 barbers selling 6 units per month, the estimated gross revenue per year initially is estimated at $8,100,000.

The Company is actively and aggressively engaged in a strategic program to eliminate the illegal shorting of their stock which will allow the Company to, once again, fulfill their $5,000,000 private placement. This will allow the Company to continue with its catalog sales and marketing program. Once implemented, the gross revenue based on industry sales figures will be an estimated $195,000,000 per annum to start.

The Company also has other products ready for marketing. The kick-off date for these new products is set at a very strategic timeline. The first of these products to be marketed to the public is:

    a) TOUCH OF NATURE CHEWING GUM: Touch of Nature Chewing Gum contains no sugar because it is sweetened with TOUCH OF NATURE SWEETENER. It has zero calories, no cholesterol, no carbohydrates, no fat, non-fermentable, completely safe for diabetics, has NO AFTER TASTE, and comes in a variety of flavors. It has no harmful side effects as some chewing gum on the market today that contain chemicals such as Phenylalanine or Calcium Saccharin, which has been determined to cause cancer in laboratory animals.

        TOUCH OF NATURE CHEWING GUM is like no other chewing gum you've ever chewed before because it:

        - Will start to whiten your teeth within three minutes of chewing without bleaching or without any harmful effects to the teeth and gums.
        - Can be used instead of brushing along with a regular flossing regiment.
        -  Prevents cavities.
        -  Improves resistance of the gums to bacteria and diseases.
        -  Kills germs and freshens your breath while chewing.
        - Is fortified with Vitamin C with all natural Amazon Rain Forest Phytogenics.
        -  Keeps its flavor after most gums have quit, and remains soft.
        -  Will not stick to dentures or dental work.

    b) SPORTS DRINK: There is a fruit that grows underneath the Amazon waters (in the river). This fruit is the worlds greatest source of pure energy and vitamin C. The molecular size of the pulp of the fruit is so small that it is the only pure vitamin C and energy that is absorbed through the intestines, but through the wall of the stomach.

        We make it complete with 100% natural fruit juices - no artificial flavors through a patented process called plasma water. Our own, Dr. Loricchio is able to change the molecular structure of water to do an extraction on fruit to basically get out 100% of the essence (let's say strawberries) so we can transfer that essence into our "sports" drink.

    c) FLAVORED TOUCH OF NATURE: Such as Cappuccino an Hot Chocolate plus many more new products that cannot be divulged at this time.

The aforementioned along with many new and unique advertising marketing tools and products will be set for dissemination in the up-coming months. The Company's management believes that this will create an extaordinary revenue stream which will in turn make Amazon Natural Treasures, Inc. a viable entity while successfully building stockholders equity.

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