Form 10QSB
period 1999-03-31
AMAZON NATURAL TREASURES INC
filed 1999-08-31
CIK 844055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                          Commission File Number
MARCH 31, 1999                                         33-26109


                         AMAZON NATURAL TREASURES, INC.
          (Exact name of registrant as specified in its charter)

                                      NEVADA
       (State or other jurisdiction of incorporation or organization)


                                    88-0460880
                      (I.R.S. Employer Identification No.)


                           4011 W. OQUENDO ROAD, SUITE C

                               LAS VEGAS, NEVADA 89118
                   (Address of principal executive offices)

                           4011 W. OQUENDO ROAD, SUITE C
                               LAS VEGAS, NEVADA 89118
                 (Former Address of principal executive office)

                                   (702)795-4333
               (Registrant's telephone number, including area code)

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

	Yes (X)	No ( )

State the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

    As of August 20, 1999, 17,726,255 shares of common stock were outstanding.

                      AMAZON NATURAL TREASURES, INC.
               			            Table of Contents
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 1999 and
           December 31, 1998                                               3

         Condensed Statements of Operations for the Three
           Months Ended March 31, 1999 and 1998                            4

         Condensed Statements of Cash Flows for the Three
           Months Ended March 31, 1999 and 1998                            5

         Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 6.  Exhibits and Reports on Form 8-K                                  13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion on management, the Financial Statements fairly present the financial condition of the Registrant.

                       AMAZON NATURAL TREASURES, INC.
                               BALANCE SHEETS
                   MARCH 31, 1999 AND DECEMBER 31, 1998
                               (Unaudited)

                                 ASSETS

                                   March 31,           December 31,
                                      1999                 1998
                                  -----------           -----------
CURRENT ASSETS:
 Cash                             $    32,969           $     2,161
 Accounts receivable                    8,146                 6,017
 Inventories                          464,586               444,983
 Prepaid expenses                       6,408                 1,345
   Total Current Assets               512,109               454,506
                                  -----------           -----------
PROPERTY AND EQUIPMENT, NET           613,634               560,210
                                  -----------           -----------
OTHER ASSETS
 Deposits                              23,731                23,731
 Organization costs                    41,646                41,646
 Licenses and trademarks              128,000               128,000
                                  -----------           -----------
   Total Other Assets                 193,377               193,377
                                  -----------           -----------
TOTAL ASSETS                      $ 1,319,120           $ 1,208,093
                                  ===========           ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank overdraft                   $    15,733           $    15,733
 Notes payable-Current                 24,469                     -
 Accounts payable                     354,269               354,269
 Payroll and other accrued
  liabilities                         167,571               148,153
 Shareholder loans and related
  parties payable                     210,005               140,758
                                  -----------           -----------
    Total Current Liabilities         772,047               658,913
                                  -----------           -----------

Long-term debt                              -               105,947
                                  -----------           -----------
Deferred revenue                       76,000                76,000
                                  -----------           -----------

STOCKHOLDERS' EQUITY:
 Preferred stock                       52,795                52,795
 Capital stock                         26,813                15,965
 Additional paid-in capital        15,233,307            14,943,955
 Stock subscription receivable     (1,000,000)           (1,000,000)
 Retained earnings (deficit)      (13,841,842)          (13,645,482)
                                  -----------           -----------
     Total Stockholders' Equity       471,073               367,233
                                  -----------           -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 1,319,120           $ 1,208,093
                                  ===========           ===========










                        AMAZON NATURAL TREASURES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     For the              For the
                                  Three Months         Three Months
                                     Ended                Ended
                                    March 31,            March 31,
                                      1999                 1998
                                  -----------           -----------
SALES                             $    40,628           $    44,757
                                  -----------           -----------

COST OF SALES                           1,574                 4,543
                                  -----------           -----------

GROSS PROFIT                           39,054                40,214
                                  -----------           -----------

EXPENSES:
 General and administrative           235,414               182,983
 Depreciation and amortization              -                     -
                                  -----------           -----------
 TOTAL OPERATING EXPENSES             235,414               182,983
                                  -----------           -----------
Net (loss) before other items        (196,360)             (142,769)

OTHER INCOME (EXPENSE)
 Interest expense                           -                     -
                                  -----------           -----------

NET (LOSS) BEFORE TAXES              (196,360)             (142,769)

PROVISIONS FOR INCOME
TAXES                                       -                     -
                                  -----------           -----------
NET (LOSS)                        $  (196,360)          $  (142,769)
                                  ===========           ===========

EARNINGS (LOSS) PER SHARE         $     (0.01)          $     (0.00)
                                  ===========           ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                       17,394,335            32,546,949
                                   ==========            ==========









                      AMAZON NATURAL TREASURES, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                    For the              For the
                                  Three Months         Three Months
                                     Ended                Ended
                                    March 31,            March 31,
                                      1999                 1998
                                  -----------           -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                         $  (196,360)          $  (142,769)
     Adjustments to reconcile
      net loss to net cash used
      in operating activities:
      Depreciation and
       amortization                         -                     -
       Changes in assets and
        liabilities:
        (Increase) decrease in
         accounts receivable           (2,129)                    -
        (Increase) decrease in
         employee advances                  -                (1,306)
        (Increase) decrease in
          inventories                 (19,603)               29,934
        (Increase) decrease in
         notes receivable                   -                 3,825
        (Increase) decrease in
         prepaid expenses              (5,063)                3,000
        (Increase) decrease in
         deposits                           -                 5,885
        Increase in accounts payable
         and accrued liabilities       19,418               106,554
                                  -----------           -----------
   Net cash used in operating
    activities                       (203,737)                5,123
                                  -----------           -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 (Increase) in organization
  costs                                     -                (4,217)
 Purchase of property and
  equipment                           (53,424)             (133,585)
                                  -----------           -----------
   Net cash used in investing
    activities                        (53,424)             (137,802)
                                  -----------           -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of common
  stock, net                          300,200                55,195
 Increase in loans and
  affiliate advances                  (12,231)              (82,260)
                                  -----------           -----------
   Net cash provided by
    financing activities              287,969               (27,065)
                                  -----------           -----------

   Net Increase (decrease) in
    Cash                               30,808              (159,744)

CASH AT BEGINNING PERIOD              (13,572)              128,332
                                  -----------           -----------

CASH AT END OF PERIOD             $    17,236           $   (31,412)
                                  ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense                 $         -           $         -
                                  ===========           ===========








                           AMAZON NATURAL TREASURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 1999
                                    (Unaudited)

1. The unaudited condensed financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 1998. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2 The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

INTRODUCTION

The character and holdings of the Company has remained substantially the same since the preceding fiscal year. During the first quarter of the current fiscal year the company has sought to expand its business by obtaining and securing clients in the nutritional products market. This is the primary business and focus of the Company. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the calendar year ended December 31, 1998, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended March 31, 1999.

LIQUIDITY

During the three months ended March 31, 1999, the Company's working capital decreased by approximately $131,531. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through existing and new clients, but there is no assurance that any of the planned activities will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent fiscal quarter.

The Company currently has been funded by loans from outside parties and through the sale of newly issued restricted common stock of the company.

The Company has received additional capital through the expansion of vendor financing.

The Company has met its current obligations and been funding the operating losses from this outside capital. The management of the Company is seeking addition private financing from certain outside parties to continue to pursue the business activities of the Company. Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and pursue its business activities.

OPERATIONS

In the previous year ended December 31, 1998, the Company has been seeking to obtain new clients, distributors and an increase in its internet traffic to increase sales. During the most recent quarter, these efforts have continued and the Company expects a substantial increase in the sales of its nutritional products.

In the previous year the Company had substantial gem sales, and though the Company still offers this product line, minimal gem sales have occurred in 1999.

The Company has sought to reduce its operating overhead until it is successful in securing new client business and the related cash flows from such activities. However, due to the legal costs for current litigation, general and administrative costs have continued to increase.

Until such time as the Company is able to obtain the revenues needed from its operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

The current market the Company operates under is a very competitive market and there exists many other competitors with greater capital and contacts in the industry seeking the same clients. The company believes it will obtain a certain percentage of such clients to generate the revenues needed to continue its business plans. Until then, the Company will need additional capital other than that provided through its operations.

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

Natures Taste (TM), Product No. AR124:

Natures Taste (TM) is a 100% pure natural product derived from the sap and leaves of a small tree found in the Brazilian Amazon Rainforest. This variety of tree has been named "Natures Taste" by one of the Company's founders, Dr. Domingos Loricchio. The sap, necessary for the product, is extracted from the Natures Taste tree in much the same manner as maple sap is obtained from maple trees in the United States and Canada. The leaves are then crushed to extract essential ingredients which are combined with the sap in a process which ultimately results in the wonderful product.
Natures Taste (TM) has characteristics which allow it to be used in the same application as sugar (saccharose or sucrose).

The Nutritional Facts analysis found that "Natures Taste (TM)" per serving has 0 fat, 0 cholesterol, 0 sodium, 0 carbohydrates and 0 protein. It also leaves no after taste as do some synthetic sweeteners, is also non-fermentable, yet is equal or better in taste than cane sugar. "Natures Taste (TM)" possesses natural properties that permit its use and an ideal sugar substitute for calorie restricted diets or for those suffering with diabetes.

As a result, "Natures Taste (TM)" may have application in treatment programs for all forms of diabetes. This product is a delightfully surprising alternative for those individuals who prefer not to use regular sugar or do not wish to use artificial sweeteners. These qualities allow for its use as a sugar substitute in all drinks, hot or cold, as well as your favorite cooking recipes.

Amazon Natural Treasures, Inc. is actively and aggressively opening new sales markets through retail distribution of Natures Taste (TM) in health food stores throughout the country. It is the Company's goal to actively solicit not less than 1,000 stores to retail this product prior to the end of September 1998. New retail stores are being added on a daily basis.

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

The Company has finalized a brokerage agreement with a major distributor who will then be selling our product, Natures Taste (TM), to major distributors.

HairLife (TM) - Scalp Enhancement System (TM):


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

HairLife (TM) has been used and tested in Brazil with remarkable results stemming over a twenty-two (22) year period. At this time, Amazon Natural Treasures, Inc. is pleased to be able to bring this Brazilian Amazon wonder hair growth product to receding hair and balding scalps worldwide!

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

The Company also has other products ready for marketing. The kick-off date for these new products is set at a very strategic timeline. The first of these products to be marketed to the public is:

	a) NATURES TASTE CHEWING GUM: Natures Taste Chewing Gum contains no sugar because it is sweetened with NATURES TASTE SWEETENER. It has zero calories, no cholesterol, no carbohydrates, no fat, non-fermentable, completely safe for diabetics, has NO AFTER TASTE, and comes in a variety of flavors. It has no harmful side effects as some chewing gum on the market today that contain chemicals such as Phenylalanine or Calcium Saccharin, which has been determined to cause cancer in laboratory animals.

	NATURES	TASTE CHEWING GUM is like no other chewing gum you've ever
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

	c) FLAVORED NATURES TASTE: Such as Cappuccino an Hot Chocolate plus many more new products that cannot be divulged at this time.

The aforementioned along with many new and unique advertising marketing tools and products will be set for dissemination in the up-coming months. The Company's management believes that this will create an extraordinary revenue stream which will in turn make Amazon Natural Treasures, Inc. a viable entity while successfully building stockholders equity.

The company is presently operating at 4011 West Oquendo Road, Suite C,
Las Vegas, Nevada 89118 (Corporate Offices); 3977 West Oquendo Road, Suite C, Las Vegas, Nevada 89118 (Investor Relations and Distribution Center);
Rua Dona Cesaria Fagundes, 209 Vila Mariana Sao Paulo/ SP-Brasil CEP
04054-030; Rua Belem, 1036 Facing Rue Recife, Andrianopolis, Manaus Brazil; 470 North Rivermeade Drive, Unit #7, Concord, Ontario, Canada L4K3R8.

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

It is anticipated, at some point, circulation of Amazon Natural Treasures' catalog/magazine will reach significant numbers of people. At that time, advertising space will be sold to health-related, but non-competing, companies for their products. The revenue generated will offset the costs associated with the catalog/magazine.

Amazon Natural Treasures is poised to enter and capture a segment of the multi-billion dollar market in health supplements and create a new market niche for the rest of their unique product lines.

Year 2000 Assessment

    The Company has begun its assessment of the potential effects of the Year 2000 issue on the Company's operations. The assessment is in two parts.
First, an evaluation of the Company's computer systems and equipment with embedded computer chips for Year 2000 compliance. The majority of the Company's computers and software have been acquired within the last two years. Therefore, management anticipates only minor Year 2000 compliance problems with its computer systems.

    The second part of the assessment process involves the Year 2000 readiness of third parties. There are two primary issues related to the evaluation of the potential impact on the Company.

    First, interruption of the services provided by local public utilities, namely power and telephone service, would have a material negative impact on the Company's operations. Based on attendance at seminars and public reports, management believes that the local utility service providers are actively working on their Year 2000 compliance issues. At this time, management believes that no interruption of service will occur.

    Second, significant Year 2000 problems with the Company's major customers and suppliers could have a material negative impact on the Company's operations. At the present time the company does not have any one major customer that it believes would have a major impact from the Year 2000 problems. Certain shipping may cause delays in sending the Company's products to customers, but this will be the same impact that all manufacturers will incur from shipping companies, postal services and other transportation companies.

    As to the suppliers, most of the raw materials purchased from the natives of the Amazon jungle. Any negative impact would be caused by the shipping of the products to the United States through transportation companies as mentioned in the previous paragraph. The Company does not expect any major shipping delays and believes it will have enough raw materials on hand to deal with any impact from the Year 2000 problems.

    Based on current information, management does not anticipate the Year 2000 issue will have a material impact on the Company's operations.

Forward Looking Statements

    The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 1998, the Company was involved in several lawsuits.

    The first lawsuit was related to securities transactions. The Company has received a default judgement against several investors who were issued stock in exchange for a promise to pay the Company $1,000,000, calling for the return of the stock and damages as a result of stock fraud.

    The Company has been ordered to issue 224,000 shares of stock, initially issued to a former consultant, which was subsequently canceled by the Company due to a recession of the transaction resulting in the initial issuance. These shares were pledged as collateral for a loan to the former consultant.

    The second lawsuit involves a breach of contract suit. An arbitration award of $88,000 has been entered against the Company regarding a breach of contract lawsuit. The Company is currently appealing the decision.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities:

    Following is a summary of sales of unregistered securities for the first three months of 1999. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                              Shares        Value
    Transaction Description                   Issued       Received
---------------------------------           ---------    ------------
    Sale of 144 common stock for cash       1,084,800	   $300,200

    Consulting and operating expenses         345,000    $ 34,500


    The above transactions qualified for exemption from registration under Sections 3(b) or 4(2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

Cancellation of Securities

    Based on the lawsuit mentioned above under legal proceedings, the Company has cancelled in August of 1999 close to 13,000,000 shares of its issued and outstanding common stock. This will result in the remaining shares of common stock issued and outstanding to be under 5,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(A)  Exhibits

	None.


	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



	AMAZON NATURAL TREASURES, INC.



Date:	08/30/99	By: MICHAEL A. SYLVER
	--------          ----------------------------------
                   Michael Sylver, President & Chief
  	                Financial Officer


Date:	08/30/99	By: DOMINGOS LORICCHIO II
	--------          ----------------------------------
                    Domingos Loricchio II
   	                Secretary/Treasurer

