Form 10QSB
period 1999-06-30
AMAZON NATURAL TREASURES INC
filed 1999-08-31
CIK 844055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                          Commission File Number
JUNE 30, 1999                                         33-26109


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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - June 30, 1999 and
           December 31, 1998                                               4

         Condensed Statements of Operations for the Six
           Months and the Three Months Ended
           June 30, 1999 and 1998                                          5

         Condensed Statements of Cash Flows for the Six
           Months and the Three Months Ended
           June 30, 1999 and 1998                                          6

         Notes to Condensed Financial Statements                           7

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 XX

Item 2.  Changes in Securities and Use of Proceeds                         XX

Item 6.  Exhibits and Reports on Form 8-K                                  XX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion on management, the Financial Statements fairly present the financial condition of the Registrant.

                          AMAZON NATURAL TREASURES, INC.
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)

                                     ASSETS
                                             June 30,              December 31,
                                               1999                    1998
                                           ------------            ------------
CURRENT ASSETS:
     Cash                                  $      8,058            $      2,161
     Accounts receivable                          7,036                   6,017
     Inventories                                471,764                 444,983
     Prepaid expenses                             6,408                   1,345
                                           ------------            ------------
             Total Current Assets               493,266                 454,506
                                           ------------            ------------
PROPERTY AND EQUIPMENT, NET                     624,959                 560,210
                                           ------------            ------------

OTHER ASSETS
     Deposits                                    23,731                  23,731
     Organization costs                          41,646                  41,646
     Licenses and trademarks                    128,000                 128,000
                                           ------------            ------------
              Total Other Assets                193,377                 193,377
                                           ------------            ------------
TOTAL ASSETS                               $  1,311,602            $  1,208,093
                                           ============            ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                        $     15,733            $     15,733
     Notes payable-Current                       57,469                       -
     Accounts payable                           354,269                 354,269
     Payroll and other accrued liabilities      159,575                 148,153
     Shareholder loans and related parties
       payable                                  223,150                 140,758
                                           ------------            ------------
             Total Current Liabilities          810,196                 658,913
                                           ------------            ------------
     Long-term debt                                   -                 105,947
                                           ------------            ------------
     Deferred revenue                            76,000                  76,000
                                           ------------            ------------

STOCKHOLDERS' EQUITY:
     Preferred stock                             52,795                  52,795
     Capital stock                               29,459                  15,965
     Additional paid-in capital              15,300,980              14,943,955
     Stock subscription receivable           (1,000,000)             (1,000,000)
     Retained earnings (deficit)            (13,957,828)            (13,645,482)
                                           ------------            ------------
             Total Stockholders' Equity         425,406                 367,233
                                           ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  1,311,602            $  1,208,093
                                           ============            ============

                          AMAZON NATURAL TREASURES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                         For the      For the      For the       For the
                        Six Months   Six Months  Three Months  Three Months
                           Ended        Ended        Ended         Ended
                          June 30,     June 30,     June 30,      June 30,
                           1999          1998         1999          1998
                        ----------   ----------   ----------    ----------

SALES                   $   78,153   $  186,124   $   37,525    $  141,367
                        ----------   ----------   ----------    ----------
COST OF SALES                2,829        7,061        1,255         2,518
                        ----------   ----------   ----------    ----------
GROSS PROFIT                75,324      179,063       36,270       138,849
                        ----------   ----------   ----------    ----------
EXPENSES:
 General and
  administrative           384,879      299,924      149,465       116,941
 Depreciation and
  amortization                   -            -            -             -
                        ----------   ----------   ----------    ----------

TOTAL OPERATING EXPENSES   384,879      299,924      149,465       116,941
                        ----------   ----------   ----------    ----------

Net (loss) before
 other items              (309,555)    (120,861)    (113,195)       21,908

OTHER INCOME (EXPENSE)
 Interest expense            2,791            -        2,791             -
                        ----------   ----------   ----------    ----------
NET (LOSS) BEFORE TAXES   (312,346)    (120,861)    (115,986)       21,908

PROVISIONS FOR INCOME TAXES      -            -            -             -
                        ----------   ----------   ----------    ----------
NET (LOSS)              $ (312,346)  $ (120,861)  $ (115,986)   $   21,908
                        ===========  ===========  ===========   ==========
EARNINGS (LOSS) PER
 SHARE                   $    (0.02)  $    (0.00)  $    (0.01)   $     0.00
                        ===========  ===========  ===========   ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING            17,672,255    33,546,949  17,672,255    33,546,949
                        ===========  ===========  ===========   ==========

                            AMAZON NATURAL TREASURES, INC.
                               STATEMENT OF CASH FLOWS
                                    (Unaudited)
                        For the      For the      For the      For the
                       Six Months  Six Months  Three Months  Three Months
                        Ended       Ended         Ended         Ended
                       June 30,    June 30,      June 30,      June 30,
                         1999        1998          1999          1998
                     ----------   ----------   ----------    ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net loss          $ (312,346)  $ (120,861)  $ (115,986)   $   21,908
   Adjustments to reconcile
    net loss to net cash used
    in operating activities:
   Depreciation and
    amortization              -            -            -             -
   Changes in assets and
    liabilities:
    (Increase) decrease in accounts
      receivable          (1,019)         846        1,110           846
    (Increase) decrease in employee
      advances                 -       (1,206)           -           100
    (Increase) decrease in
      inventories        (26,781)     (19,641)      (7,178)      (49,575)
    (Increase) decrease in notes
      receivable               -        2,325            -        (1,500)
    (Increase) decrease in prepaid
      expenses            (5,063)       3,000            -             -
    (Increase) decrease
      in deposits              -      (81,665)           -       (87,550)
    Increase in accounts
      payable and
      accrued liabilities  11,422       50,214       (7,996)      (56,340)

                       ----------   ----------   ----------    ----------
    Net cash used in operating
      activities          333,787     (166,988)    (130,050)     (172,111)
                       ----------   ----------   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in organization
   costs                       -            -            -         4,217
 Purchase of property
   and equipment         (64,749)    (121,676)     (11,325)       11,909
                       ----------   ----------   ----------    ----------
    Net cash used in investing
      activities         (64,749)    (121,676)     (11,325)       16,126
                       ----------   ----------   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance
    of common
    stock, net           370,519      178,423       70,319       123,228
  Increase in loans and
    affiliate advances    33,914        5,646       46,145        87,906
                      ----------   ----------   ----------    ----------
     Net cash provided
      by financing
      activities         404,433      184,069      116,464       211,134
                      ----------   ----------   ----------    ----------
     Net Increase (decrease)
      in Cash              5,897     (104,595)     (24,911)       55,149

CASH AT BEGINNING
  PERIOD                 (13,572)     128,332       17,236       (31,412)
                      ----------   ----------   ----------    ----------

CASH AT END OF PERIOD             $   (7,675)  $   23,737   $   (7,675)   $   23,737
                                  ==========   ===========  ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                $    2,791   $        -   $    2,791    $        -
                                  ==========   ===========  ==========    ==========

                           AMAZON NATURAL TREASURES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 1999
                                    (Unaudited)

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

2 The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

INTRODUCTION

The character and holdings of the Company has remained substantially the same since the preceding fiscal year. During the first quarter of the current fiscal year the company has sought to expand its business by obtaining and securing clients in the nutritional products market. This is the primary business and focus of the Company. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the calendar year ended December 31, 1998, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended June 30, 1999.

LIQUIDITY

During the three months ended June 30, 1999, the Company's working capital decreased by approximately $56,992. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through existing and new clients, but there is no assurance that any of the planned activities will be successful.

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

Product by Product Number: Many of our customers prefer to order or access. information on Amazon Natural Treasures 100% pure and natural PhytogenicTM products by product number. This is easily done by double clicking on the product or by  speaking the product number into their microphone.

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

Specialty Listing: This list of Amazon Natural Treasures 100% pure and natural PhytogenicTM products is for customer's specialized needs. Here, they will find products for specializedneeds such as aphrodisiacs, antacids, antidepressants, anti-inflammatories, antioxidants, antiseptics, estrogens, finger nail hardener, hair and skin formulas, premature aging, skin wrinkles, tranquilizers and many more. When the customer has located their specific specialized need, they can easily access the information by double clicking on the specialized need or by speaking the name of the specialized need into the microphone. The complete listing of all the products for that particular specialized need will pop-up onto the screen. By the saying the name of a particular product, the customer can either access the information via voice or via text.

See Your Order on Line: Through video conferencing, the customer will be able to actually see all the products, the precious and semi-precious stone birds, and stone figurines. The customer will be able to pick and choose the color, size, shape, type, etc.while talking on line with one of our certified gemologists before their purchase.

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

Natures Touch (TM), Product No. AR124:


Natures Touch (TM) is a 100% pure natural product derived from the sap and leaves of a small tree found in the Brazilian Amazon Rainforest. This variety of tree has been named "Natures Taste" by one of the Company's founders, Dr. Domingos Loricchio. The sap, necessary for the product, is extracted from the Natures Taste tree in much the same manner as maple sap is obtained from maple trees in the United States and Canada. The leaves are then crushed to extract essential ingredients which are combined with the sap in a process which ultimately results in the wonderful product. Natures Touch (TM) has characteristics which allow it to be used in the same application as sugar (saccharose or sucrose).

The Nutritional Facts analysis found that "Natures Touch (TM)" per serving has 0 fat, 0 cholesterol, 0 sodium, 0 carbohydrates and 0 protein. It also leaves no after taste as do some synthetic sweeteners, is also non-fermentable, yet is equal or better in taste than cane sugar.
"Natures Touch (TM)" possesses natural properties that permit its use and an ideal sugar substitute for calorie restricted diets or for those suffering with diabetes.

As a result, "Natures Touch (TM)" may have application in treatment programs for all forms of diabetes. This product is a delightfully surprising alternative for those individuals who prefer not to use regular sugar or do not wish to use artificial sweeteners. These qualities allow for its use as a sugar substitute in all drinks, hot or cold, as well as your favorite cooking recipes.

Amazon Natural Treasures, Inc. is actively and aggressively opening new sales markets through retail distribution of Natures Touch (TM) in health food stores throughout the country. It is the Company's goal to actively solicit not less than 1,000 stores to retail this product prior to the end of September 1998. New retail stores are being added on a daily basis.

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

The Company has finalized a brokerage agreement with a major distributor who will then be selling our product, Natures Touch (TM), to major distributors.

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

The Company also has other products ready for marketing. The kick-off date for these new products is set at a very strategic timeline. The first of these products to be marketed to the public is:

	a) Natures Touch CHEWING GUM: Natures Touch Chewing Gum contains no sugar because it is sweetened with Natures Touch SWEETENER. It has zero calories, no cholesterol, no carbohydrates, no fat, non-fermentable, completely safe for diabetics, has NO AFTER TASTE, and comes in a variety of flavors. It has no harmful side effects as some chewing gum on the market today that contain chemicals such as Phenylalanine or Calcium Saccharin, which has been determined to cause cancer in laboratory animals.

	Natures Touch CHEWING GUM is like no other chewing gum you've ever chewed before because it:

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

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities:

    Following is a summary of sales of unregistered securities for the three months ending June 30, 1999. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                              Shares        Value
    Transaction Description                   Issued       Received
---------------------------------           ---------    ------------
    Sale of 144 common stock for cash         247,620	   $67,810

    Consulting and operating expenses          30,300    $ 3,030


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