Form 10KSB
period 1998-12-31
AMAZON NATURAL TREASURES INC
filed 1999-09-01
CIK 844055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                        Commission File Number: 33-26109

                          Amazon Natural Treasures, Inc.
     --------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        87-0460880
     ----------------------                        ----------------------
     State of Incorporation                        IRS Employer ID Number

         4011 West Oquendo Avenue, Suite C, Las Vegas, Nevada 89118
     --------------------------------------------------------------------
            (Address of Principal Executive Offices)      Zip Code

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

Yes (X)  No ( )

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

    Issuer's revenues for its most recent fiscal year: $392,061

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $19,498,881 a/o 8/20/99.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,726,255 a/o 8/20/99.

                     Amazon Natural Treasures, Inc.
                     1998 Form 10-KSB ANNUAL REPORT

                           TABLE OF CONTENTS


                                                                 	Page
                                                                  ----

PART I
------
ITEM 1 - Description of Business                                     3
ITEM 2 - Description of Property                                    10
ITEM 3 - Legal Proceedings                                          10
ITEM 4 - Submission of Matters to a Vote of Security Holders        11

PART II
-------
ITEM 5 - Market for Common Equity and Related Stockholder Matters   11
ITEM 6 - Management's Discussion and Analysis or Plan of Operation  12
ITEM 7 - Financial Statements                                       16
ITEM 8 - Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                        16

PART III
--------
ITEM 9 - Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16 (a) of the Exchange
         Act                                                        17
ITEM 10 - Executive Compensation                                    19
ITEM 11 - Security Ownership of Certain Beneficial Owners
          and Management                                            20
ITEM 12 - Certain Relationships and Related Transactions            20
ITEM 13 - Financial Statements, Exhibits and Reports
          on Form 8-K                                               21

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

General

    The Company is engaged in the business of importing phytogenic(as defined by the Company) products for processing and selling in the United States and countries throughout the world. The products are developed and/or derived from plants and other natural occurring objects, which grow in the Amazon Rain Forest of Brazil.

Acquiring the Plants

    The Company acquires its plants from Amazon Natural Treasures Commercial Inportadora Exportadora LTDA ("ANTCIE"), a Brazilian corporation which is owned by Michael Sylver, the Company's President and Treasurer, Domingos Loricchio Jr., the Company's Senior Executive Vice-President, Director and Secretary, and Carlos Franco, a Brazilian native. The transactions between the Company and ANTCIE are more favorable to the Company than can be obtained from independent third parties. ANTCIE acquires its plants from Brazilian Indians and other sources who the Company understands gather and/or acquire the same in or from the Brazilian Rain Forest where the plants grow wild. Certain products are obtained from Brazilian plantations where specific plants are grown. Some plants/ingredients in the company's products are obtained from independent manufacturers.

    ANTCIE is a Brazilian corporation formed for the purpose of transacting business in Brazil. As the Company has been instructed, under Brazilian law, only Brazilian corporations can export or import products with Brazil. Because of the complicated nature of the laws in Brazil, it was expeditious for the Company to have individual shareholders for ANTCIE rather than incorporating ANTCIE as a wholly-owned subsidiary of the Company. No fees or compensation, other than disclosed herein, are paid to ANTCIE for transacting business in Brazil on behalf of the Company. The Company only reimburses ANTCIE for its out of pocket expenses.

    The Company also acquires semi-processed products through ANTCIE from native Brazilians(known as Coboclos).

    Some of these product formulations (in pill or tea form) have been developed by Dr. Loricchio individually, or in a collaborative process. Dr. Loricchio presently sits as Chairman of the Board of Directors of the Company. Dr. Loricchio granted a license to the Company to manufacture and sell products with his assistance in exchange for 5,000,000 shares of preferred stock (voting only). There are no patents for formulas and the same are considered proprietary trade secrets. The Company and Dr. Loricchio have executed an agreement which prohibits divulging the formulas for the products. It is believed that, in the event that the formulas are released to the public, such action could have an adverse impact upon the financial development of the Company in that third parties, over whom the Company has no control, would be able to manufacture the pills, teas and other products, subject to acquiring the critical raw materials from Brazil.

Importing and Manufacturing

    After the plants are acquired by ANTCIE, they are crushed, sterilized, and shipped to the Company's Las Vegas clean room. Once in the clean room, the plants and semi-processed products are processed into the final form such as capsules, globules, gel caps, and teas. The finished products are then put in their final packaged form for sale. The Company processes a majority of its products on site at its facilities in Las Vegas, Nevada. After completion of the foregoing, the products are sold and distributed on a retail and wholesale basis.

Retail Distribution

    The Company bottles, boxes and shrink wraps its products at its facilities in Las Vegas, Nevada. The products are then shipped directly to its customers.

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

    The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including, but possibly not limited to: the Food and Drug Administration ("FDA"), the Federal Trade Commission("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency("EPA"), and the United States Postal Service.

    The Company's activities are regulated by additional agencies of the states, localities, and foreign countries in which the Company's products are manufactured, distributed, and/or sold. The government regulations require the Company and its suppliers to meet relevant good manufacturing practice("GMP") regulations for the preparation, packing and storage of these products. GMP for dietary supplements have yet to be promulgated but are expected to be proposed.

    The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA")concerning composition and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements". This new class includes: vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet and, the legislation "grandfathered", with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., not on the market before October 15, 1994) will require evidence of a historical use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support" must have substantiation that the statement is truthful and not misleading.

    As a marketer of dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action.

    Certain products sold by the Company may be labeled or be classified as over-the-counter ("OTC") drugs, as opposed to dietary supplements, conventional foods and personal care items. Many OTC drug products do not require pre-approval by the FDA, but must comply with applicable OTC monographs which prescribe ingredients and appropriate labeling language. In addition, the Company may have to register and file annual drug listing information with the FDA. Because the FDA could take the position that claims made with respect to any product of the Company falls within the OTC monograph, the regulatory status of some of the Company's products is or could become unclear. If any enforcement were undertaken, the Company could be required to re-label or reformulate such products, which the Company believes could have a material adverse effect on the Company and the sale of such products.

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

    The Company is unable to predict the nature of any future laws, regulations, interpretations, or applications nor can it predict what effect additional governmental regulations or administrative order, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products which the Company may not be able to reformulate. Imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness could occur and the Company may not have the ability to comply with such changes. Any, or all, of these requirements would have a material adverse effect on the Company's results of operations and financial condition.

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

    As permitted by available capital, the Company's marketing plan envisions the implementation of a multi-dimensional marketing campaign. This campaign is to include the use of direct mail to qualified leads. Additionally, the Company plans to place advertising in established and widely circulated health-related publications. Subsequently, this will be broadened to include general and other special interest publications.

    Further, plans include the placing of television and radio advertisements and the sales of products with one or more of the television shopping networks.

    The present "web-site" will be upgraded to be more user friendly. The Company anticipates increased sales revenue will be realized through "on-line" ordering.

Competition

    The Company competes with other health and food providers, many of which have established markets and can rely on greater resources than is presently available to the Company.

Material Contracts

    The Company has not entered into any contracts.

Risk Factors

    1. Lack of Compliance with Federal Laws and Regulations. The Company is subject to oversight by the Securities and Exchange Commission as well as other federal agencies. A risk factor associated with the Company, as with the commencement of any new company or business can be up to and including, cessation of the business due to lack of sufficient revenue or funding.

       Additionally, as to the Company's products, it believes that they may be exempt from many of the regulations of one or more government agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Environmental Protection Agency, United States Department of Customs and the United States Postal Service. The Company further believes it does not have to comply with some, but not all of the regulations of various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed, and sold. The FDA, in particular, may regulate the formulation, manufacture and labeling of foods and dietary supplements, such as those distributed by the Company, if applicable, unless exempted pursuant to the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The Company's legal basis for such is the DSHEA and accordingly, if the Company is incorrect in its position, the Company could be subjected to civil suits, which could result in the termination of the Company's operations.

     2. Going Concern Uncertainty. The auditors of the financial statements of the Company have stated that the financial statements have been prepared on a going concern basis for the year ended December 31,1998. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the financial statements, operations for the year ended December 31, 1998 resulted in a net loss of $4,815,331. Operations for the year ended December 31, 1998 includes a non-cash loss of $3,763,100 due to a loss on stock issued for consulting fees and the accrual of officer's compensation. As of that date the Company had an accumulated deficit of $13,645,482. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing in order to achieve a level of sales adequate to support its operations and meet its financial obligations.

    3. No Patents. The Company has not applied for a patent for any of its products. Even if it does, there can be no assurance that the patent application will be issued as a patent, or the issued patent will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patents owned by the Company, or, if instituted, that such challenges will not be successful. See Item 1 - Description of Business.

    4. Additional Financing Will be Necessary. The adequacy of funds will depend upon (a) the ability of the Company to successfully market its products,(b) the ability of the Company to attain profitable operations, and
(c) obtain additional capital needs that may arise to satisfy product demand or company needs. There can be no assurance that the Company will be successful in obtaining any additional required financing or that, if such financing is obtained, its terms and conditions will be favorable.

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

     6. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its shares of Common Stock or Preferred Stock in the foreseeable futures. Future dividends will depend on earnings, if any, of the Company, its financial requirements, and other factors.

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

     11. Possible Contingent Liability for Prior Securities Sales of Unregulated Securities. The shares of Common Stock sold to certain of the Company's shareholders were not registered under the act or any state securities laws. The Company believes that such sales did not involve a public offering within the meaning of Section 4(2) of the Act. In the event that an exemption for such sales is later determined not to be available to the Company or that such offerings should be integrated with the public offering, the Company may be required to rescind such sales as are not entitled to any exemption or take such other steps as may be necessary to comply with federal and state securities laws for such sales. The Company does not intend to rescind such sales.

     12. Control by Management. Management of the Company controls 100% of the Company's outstanding shares of Preferred Stock and accordingly, will be able to elect all of the directors and thereby direct the policies of the Company. See "Principal Shareholders".

ITEM 2. Description of Properties

    The Company owns no real property. It leases its office space, warehouse space and laboratory facilities from third parties at 4011 West Oquendo Avenue and 3977 West Oquendo Avenue, Las Vegas, Nevada 89118. The Company also leases space at 470 No. Rivermeade Dr., #7, Concord, Ontario, Canada L4K 3R8.

    The Company owns the equipment, which it uses to manufacture, package, and ship products.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders
        Matters.
(a) Market Information.

    The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol AZNT. The table shows the high and low bids of Registrant's Common Stock during the last two fiscal years. Quotations reflect inter-dealer prices without retail markup, markdown, or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in April 1996. Since the foregoing date, the high bid has been $3.50 and the low bid has been $.15625.

                                       Bid
                              --------------------------
Quarter Ended                 High              Low
June 30, 1999			$0.59375		$0.53125
March 31, 1999			$1.00			$0.9375
December 31, 1998			$1.625		$0.625
September 30, 1998		$2.00			$0.15625
June 30, 1998			$1.25			$0.25
March 31, 1998			$3.125		$0.625
December 31, 1997             $3.50             $1.875
September 30, 1997            $3.25             $1.75
June 30, 1997                 $3.50             $1.75
March 31, 1997                $2.50             $1.875
December 31, 1996             $1.00             $0.625
September 30, 1996            $1.00             $0.625
June 30, 1996                 $1.50             $1.375
March 31, 1996                $ -0-             $ -0-

    These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) The number of record holders of the Common Shares on December 31, 1998 was approximately 300.
(c) Dividends.
     The Company has paid no dividends.

    Recent Sales of Unregistered Securities:

    Following is a summary of sales of unregistered securities through the date of filing of this Form 10-KSB. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                              Shares        Value
    Transaction Description                   Issued       Received
---------------------------------           ---------    ------------
    Sale of 144 common stock for cash       1,345,920	   $360,510

    Consulting and operating expenses         425,300    $ 42,530

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

Liquidity and Capital Resources

    For the years ended December 31, 1998 and 1997, operating activities provided (used) $(241,222) and $(1,330,867) respectively; financing activities provided (used) $354,071 and $2,125,814 respectively; and investing activities provided (used) $(243,443) and $(663,582) respectively. Working capital for the same periods was $(204,407) and $162,501, a (decrease) from 1998 to 1997 of $(366,908). This was primarily a result of an increase in accounts payable and other short-term debt to finance the operating losses incurred in 1998. For 1998 and 1997 the Company was indebted to Directors, Officers, and other related parties in the amounts of $140,758 and $185,110 respectively.

    The Company intends to raise additional capital, which is needed to maintain current operating activities, through the sale of Common Stock. There can be no assurance that the Company will be successful in the sale of its Common Stock. In the event that the Company does not generate sufficient sales or raise additional capital, it will have to curtail operations.

    The Company has no outside line of credit available and is dependent on cash from operations (which it anticipates to be negative for the coming year), contributions by officers and directors, and other financing arrangements to meet its obligations; however, there is no assurance such financing will be available when needed.

    As of December 31, 1998 the Company did not have any commitments for significant capital expenditures.

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

    For the year ended December 31, 1997 the Company experienced a net loss of $1,096,465. The primary components resulting in that loss were: revenues - $44,849; cost of goods sold - $22,078; operating expenses - $19,270; and other expenses of $5,444. While revenues only increased slightly, other expenses showed dramatic increases. This was primarily a result of the increased tempo in finding and developing markets and in the increased production process to get finished goods ready for sale. The major components of other expenses were Meals/Travel - $107,966; Amortization/Depreciation - $73,023; Professional Fees - $124,530; Salaries/Wages/Payroll Taxes - $237,586; and Consulting Fees of $144,823.

    For the year ended December 31, 1998 the Company experienced a net loss of $4,815,331. The primary components resulting in that loss were: revenues - $392,061; cost of goods sold - $92,275; operating expenses - $5,120,982; and other expenses of $(5,865). While revenues increased by almost nine fold, general and administrative expenses showed dramatic increases. This was primarily a result of the recording of the sweat equity for shares issued based on a prior consulting agreement with certain officers and directors of the company. Additionally, certain salaries were accrued for officers for 1998. Lastly, as in 1997, the increased activities in finding and developing markets and in the increased production process to get finished goods ready for sale and the increased administrative costs.

    The Company believes that it will have to start paying salaries to existing officers who have to date, worked without receiving cash compensation.

Working Capital/Liquidity

    As of December 31, 1999, the Company had a deficit in working capital of $204,407. The Company has from its inception continued to use working capital to finance its operations and does not expect to attain profitable operations for the next twelve month period.

    During this period the company intends to continue to finance its operations and other activities through private placements of common shares, conversion of debt to common shares, and payment of consulting and labor services with common shares.

    See Item 5 as to the recent sales of unregistered securities in 1999.

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

Forward-Looking Statements

    The statements in this Form 10-KSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

Common Stock Cancellation

    On November 10, 1998, the Company cancelled the following shares of Common Stock issued to the Principals (and related parties) and exchanged them for preferred voting only shares:

Name                              Number of Shares Exchanged
Michael A. Sylver                 17,169,813
Gary Sylver                        1,999,000
Morris Sylver                     10,000,000
Darral Sylver                        152,000
Phillip Sylver                       152,000
Robert S. Qualey                   5,222,000
Domingos Loricchio                 7,110,000
Domingos Loricchio Jr.             5,500,000
Denise Loricchio                   3,000,000
Roc and Sherri Pucci Jt Ten        1,814,300
Allan Sylver                         305,000
Benita Sylver                        371,000
                                  ----------
Total Shares Exchanged            52,795,113
                                  ==========

    The aforementioned common shares were cancelled in exchange for preferred voting only shares for the reason that the Principals of the Corporation, as previously arranged in early 1998, wished to decrease the number of outstanding common shares seeing that the principals have no intention of selling any of their shares.

The Company has also cancelled the following certificates in 1999:

Name							Number of Shares
---------------------------------  		----------------
Attorney Business Advisors			  100,000
J. Thomas Bonner III				    1,000
Rose Mary Cabassa					    2,125
Veronica Ann Cabassa				    1,000
Michael Zappara					  390,000
Danny Doumanis					   85,000
Dick Dubrule					  250,000
Hemisphere Holding Co., Inc.			   50,000
Whitecliffe Investment Fund Ltd.		  500,000
Whitecliffe Investment Fund Ltd.            500,000
Whitecliffe Investment Fund Ltd.		  500,000
Whitecliffe Investment Fund Ltd.		  500,000
Shoreline Securities Ltd.			  500,000
Shoreline Securities Ltd.			  500,000
Shoreline Securities Ltd.			  500,000
Shoreline Securities Ltd.			  500,000
Charles Kricfalusi				2,000,000
Wanda Kricfalusi					    1,000
Wanda Joyce Kricfalusi				  224,000
CW Kricfalusi					2,000,000

Linda McGee						    1,650
Dr. Amazonimo Mendes				    5,000
Gilberto Baptista Miranda			    3,000
Pacific International Securities		   50,000
James F. Palecek					  250,000
Debra Reidl						    1,000
Kevin Vader Kelen					  100,000
	                              	---------
    Total						9,514,775
							=========
</TABLE)
    The above cancellation was related to the current litigation against prior consultants of the corporation.

Item 7. Financial Statements and Supplementary Data.

    The response to this Item is submitted under Item 13.

Item 8. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure

    In early 1999, the Company changed its auditors for two reasons. One was that due to prior fees due to the auditor, they would lack independence for the current year audit. Secondly, due to the current litigation against the prior financiers of the Company and with new sources of capital, the new capital raising agents and consultants of the Company deemed it appropriate to change to new auditors.

    To the company's and its management's knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers.

    The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the company for the calendar year ending December 31, 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                     Position              Term of
NAME                   Age             Held                Office

Domingos Loricchio     69           Chairman of the
                                    Board                  3/96 to Present

Michael Sylver         42           President, CEO,
                                    Director               3/96 to Present
                                    Treasurer              2/99 to Present

Domingos Loricchio II  34           Secretary              2/99 to Present
                                    Director               12/97 to Present

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

Business Experience

Domingos Loricchio - Chairman of the Board of Directors.

    Mr. Loricchio has been Chairman of the Board of Directors of the Company since March 1996. Since 1975, Mr. Loricchio has been the President of
Abracel Industria E Commercio, LTDA, in Sao Paulo, Brazil. Prior to 1975, Mr.
Lorcchio was employed by Carborundum Company, in research and development in their Sao Paulo plant. Mr. Lorcchio holds a degree in Chemistry from the Sorbonne - University of Paris.

Michael A. Sylver - President, Treasurer, CEO, and a member of the Board of
Directors.

    Mr. Sylver has over 20 years of executive level management, having formed and operated several innovative companies in the United States and Canada.
His management expertise created and developed Energy Management Corporation into, what was at one time, the largest independent company in Nevada.

Domingos Loricchio II - Senior Executive Vice President, Director and
Secretary.

    In March, 1996, Mr. Loricchio became the Senior Executive Vice President of the Company. Since July, 1985, Mr. Loricchio has been the manager of Abrace, Ltd., of Brazil. Abracel manufactures products primarily designed for road surface applications. Mr. Loricchio graduated from the University of Sao
Paulo, Brazil with a degree in Chemical Engineering.

Family Relationships.

    There is a family relationship between directors Domingos Loricchio and his son, Domingos Loricchio II and no other relationship of executive officers of the Company, either by blood or happenstance of marriage, other the Domingos Loricchio, the Company's Chairman of the Board of Directors, who is the father of Domingos Loricchio II, the Company's Senior Executive Vice
President and Director.

Involvement in Certain Legal Proceedings.

    During the past five years, no present or former director, executive officer, or person nominated to become a director or an executive officer of the Company has been the subject matter of any relevant legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

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

Item 10. Executive Compensation.

Summary of Cash and Certain Other Compensation

    The following table sets forth information as to the compensation of the four most highly compensated officers whose compensation for the year ended
December 31, 1998 exceeded $100,000.

	Name and			   	         Annual Compensation
	Principal		    Calendar	------------------------
	Position		      Year		Salary	Bonus
	-----------------	    --------	---------	------------
	Michael A. Sylver	      1998		$468,000	$-0-
	 President and
	 Treasurer

	Domingos Loricchio II   1998		$208,000	$-0-
	 Secretary

    For the year ended December 31, 1998, certain officers' were granted annual salaries as per the above table. As of December 31, 1998, none of the salaries that were granted have been paid. None of the compensation accrued will be paid until the Company is profitable and has positive cash flows.

    No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1997 and 1996. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth the ownership interest of all current or former officers, directors, or family members. There are no unrelated parties owning 5% or more of the company's Common stock. The Company has two classes of stock. The two classes are common stock and preferred stock. There are no options, warrants, or other rights to acquire shares outstanding. The below data reflects ownership as of December 31, 1998. Relationships are described in Note 1 below.

Name and Address               Amount and Nature       Percent of
of Beneficial Owner            of Beneficial Owner      Class
Domingos Loricchio               7,110,000*             13.47%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Michael Sylver                   17,169,813*            32.52%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Robert Qualey                     5,222,000*            9.89%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Domingos Loricchio II             5,500,000*           10.42%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Gary Sylver                       1,999,000*            3.79%
P.O. Box 96083
Las Vegas, NV 89183

Denise Loricchio                  3,000,000*            5.68%
4011 W. Oquendo Ave.
Suite C
Las Vegas, NV 89118

Total                            40,000,813*           75.77%

*Denotes Preferred Stock

No Officer or Director owns 5% or more of the Company's common stock.

Note 1:
Domingos Loricchio - Chairman of the Board of Directors
Michael Sylver - President, CEO, and Director, and Treasurer (since 12/97) Robert Qualey - Secretary/Treasurer (to 12/97) and Director Domingos Loricchio II - Senior Executive Vice President, Director and Secretary. Rocque Pucci - Vice President to 12/97 Gary Sylver - Father of Michael Sylver Denise Loricchio - Daughter of Domingos Loricchio

Changes in Control

    To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

    None

Item 13. Financial Statements, Exhibits and Reports on Form 8-K.

    Financial Statements and Supplementary Data begin on the following page.

    List of Financial Statements:
    ----------------------------

(a) Balance Sheets as of December 31, 1998 and 1997
(b) Statements of Operations for the Years ended
December 31, 1998 and 1997
(c) Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997, and 1996
(d) Statements of Cash Flows for the Years ended
December 31, 1998 and 1997
(e) Notes to Financial Statements

    Reports on Form 8-K:
    -------------------

       None

                     Albright, Persing & Associates, Ltd.
                      Certified Public Accountants

	                 Independent Auditor's Report

To the Board of Directors and
 Stockholders of Amazon Natural
 Treasures, Inc.


We have audited the balance sheet of Amazon Natural Treasures, Inc. as of December 31, 1998, and the related statements of comprehensive income, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amazon Natural Treasures, Inc. as of December 31, 1997, were audited by other auditors whose report dated July 17, 1998 expressed an unqualified opinion with a going concern uncertainty on those statements.

We did not observe the physical inventory in 1998 stated in the accompanying financial statements at $444,983. The Company's records do not permit the application of other auditing procedures to inventories. In addition, the Company does not maintain certain customary accounting records and supporting documents relating to transactions with suppliers and customers, nor, in our opinion, is the system of internal control adequate to provide safeguards of assets and to assure proper recording of transactions. Accordingly, it was impracticable to extend our procedures sufficiently to determine the extent to which the financial statements may have been affected by these conditions.

Since inventory at December 31, 1998 enters significantly into the determination of financial position, results of operations, and cash flows, and since the Company does not maintain certain customary accounting records or documents, or an adequate system of internal control, as described in the preceding paragraph, the scope of our work was not sufficient to enable us to express an opinion, and we do not express an opinion on the financial statements referred to above.

As discussed in Note 3, the Company has numerous related party transactions and is dependent upon a related party supplier for its phytogenics products. In addition, as discussed in Note 1, the Company is dependent on its ability to continue to operate within United States Government guidelines for nutritional supplements


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company had been in the development stage in years prior to 1998, and the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. Further, the Company has sustained losses of $13,645,482 since its inception on June 27, 1995 and has experienced cash flow problems. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

                              /s/ Albright, Persing & Associates, Ltd.

Reno, Nevada
August 19, 1999

                    AMAZON NATURAL TREASURES, INC.
	                     BALANCE SHEETS
	               DECEMBER 31, 1998 AND 1997

                            	ASSETS
                                           1998              1997
                                        -----------      -----------
Current Assets
Cash			                      $     2,161 	   $   132,755
Related party receivables 	                    - 	        64,768
Trade receivables	                            6,017 	             -
Inventories                                 444,983          388,214
Prepaid expenses                              1,345 	        13,414
                                        -----------      -----------
Total Current Assets	                    454,506 	       599,151
                                        -----------      -----------
Fixed Assets, net of
  accumulated depreciation	              560,210 	       480,049
                                        -----------      -----------
Other Assets
Licenses and trademarks                     128,000          128,000
Refundable deposits	                     23,731 	        63,209
Organization Costs	                     41,646 	        41,646
                                        -----------      -----------
Total Other Assets                          193,377 	       232,855
                                        -----------      -----------
Total Assets                         $    1,208,093 	 $   1,312,055
                                        ===========      ===========
	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	                   $      354,269 	 $     208,014
Bank overdraft                               15,733            4,423
Payroll taxes payable	                     33,117 	         7,993
Accrued salaries and wages	               13,083 	             -
Other accrued expenses	                    101,953 	        23,083
Notes payable - current portion	              - 	         8,027
Accounts payable - related parties	        140,758 	       185,110
                                        -----------      -----------
Total Current Liabilities	              658,913 	       436,650
                                        -----------      -----------

Long-Term Debt	                          105,947 	        13,289
                                        -----------      -----------
Deferred Revenue	                           76,000 	             -
                                        -----------      -----------

Stockholders' Equity (Deficit)
Preferred stock                              52,795 	             -
Common stock	                           15,965 	        31,547
Additional paid-in-capital	           14,943,955 	     9,660,720
Stock subscription receivable	           (1,000,000)	             -
Accumulated deficit	                (13,645,482)	    (8,830,151)
                                        -----------      -----------
Total Stockholders' Equity	              367,233 	       862,116
                                        -----------      -----------
Total Liabilities and
   Stockholders' Equity	             $    1,208,093 	$    1,312,055
                                        ===========      ===========

                  	AMAZON NATURAL TREASURES, INC.
                      STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                            1998              1997
                                        -----------      -----------
Net Sales			       	$       392,061 	$       44,849
Cost of Sales			               92,275 	        22,078
                                        -----------      -----------
Gross Profit	                          299,786 	        22,771

Operating Expenses		            5,120,982 	     1,113,792
                                        -----------      -----------
Loss from Operations		           (4,821,196)	    (1,091,021)
                                        -----------      -----------

Other Income (Expense)
Interest income		                        576 	         2,467
Interest expense		                          - 	        (7,942)
Other revenue		                      5,289 	            31
                                        -----------      -----------
   Total Other Income (Expense)		    5,865 	        (5,444)
                                        -----------      -----------
Net Loss Before Taxes and
Comprehensive Income		           (4,815,331)	    (1,096,465)

   Income Tax Expense		                    - 	             -
                                        -----------      -----------
Net Loss After Taxes		           (4,815,331)	    (1,096,465)

Other Comprehensive Income, net
of tax				                    - 	             -
                                        -----------      -----------
Comprehensive Income (Loss)		  $  (4,815,331)	$   (1,096,465)
                                        ===========      ===========
   Loss Per Share		              $       (0.15)	$        (0.04)

   Weighted Average Number of
   Common Shares Outstanding		     31,351,442	    27,357,705

                   AMAZON NATURAL TREASURES, INC.
                      STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                     1998              1997
                                                  -----------      -----------
Cash Flow From Operating Activities
   Net income (loss)	                         $ (4,815,331)     $(1,096,465)
                                                   -----------      -----------
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation and amortization	            163,282           70,871
        Noncash salaries for capital
          contribution		                        676,000                -
        Common stock for consulting		            243,555                -
        Preferred stock for consulting	          3,087,100                -
        Decrease (Increase) in accounts receivable	 58,751 	      (2,325)
        (Increase) in inventories	                	(56,768)	    (350,065)
        Decrease (Increase) in prepaid expenses	       12,069 	     (13,414)
        Decrease (Increase) in deposits		       39,478 	     (57,539)
        (Increase) in other current assets	      	- 	     (60,443)
        Increase in accounts payable		      146,255 	     150,650
        Increase in bank overdraft		             11,310 	       4,423
        Increase in accrued expenses		      117,077 	      28,440
        (Decrease) in customer deposits		            - 	      (5,000)
        Increase in deferred revenue		       76,000 	           -
                                                  -----------      -----------
        Total adjustments		                4,574,109 	    (234,402)
                                                  -----------      -----------
        Net Cash (Used) by Operating Activities	     (241,222)      (1,330,867)
                                                  -----------      -----------

Cash Flows from Investing Activities
   Purchase on intangibles                                  - 	    (175,000)
   Purchase of property, plant and equipment         (243,443)	    (488,582)
                                                  -----------      -----------
     Net Cash (Used) by Investing Activities	     (243,443)	    (663,582)
                                                  -----------      -----------
Cash Flows from Financing Activities
   Issuance of long term debt		                  127,994 	      11,077
   Payment of long term debt		                  (43,363)	           -
   Issuance of common stock                           313,792 	   1,864,874
   Stock payment for debt                                   -           96,458
   Related party payables                             (44,352)	     153,405
                                                  -----------      -----------
     Net Cash Provided by Financing Activities		354,071 	   2,125,814
                                                  -----------      -----------

     Net (Decrease) Increase in Cash	           (130,594)	     131,365

     Cash at Beginning of Period                      132,755 	       1,390
                                                  -----------      -----------
     Cash at End of Period                      $       2,161 	$    132,755
                                                  ===========      ===========

     Interest Expense		                  $           - 	$      7,942
                                                  ===========      ===========

                        	AMAZON NATURAL TREASURES, INC.
                      	STATEMENTS OF STOCKHOLDERS' EQUITY
            	From Inception (June 27, 1995) to December 31, 1998

                                         Preferred Stock     		Common Stock
                                        Shares   Amount     Shares    Amount

Balance, June 27, 1995		               - 	     $     - 	    97,151	 $      97
Shares issued for accounts payable	         - 	           -           1,760	         2
Capital contributed by shareholders		   -             -               -           -
Net loss for year ended December 31, 1995	   -             -               -           -
Shares issued for cash
  retroactively restated                     -             -          116,161        116
Shares issued for services
  retroactively restated                     -             -           10,913         11
Shares issued for recission agreement
retroactively restated                       -             -           21,121         21
Shares issued for consulting fees
  retroactively restated                     -             -           52,894         53
Shares issued for effect reverse acquisition
of Amazon Natural Treasures, Inc.	         - 	           - 	  6,100,000	     6,100
Reverse purchase acquisition		         - 	           - 	          -          -

Balance, December 31, 1995		         -             - 	  6,400,000	     6,400
Shares issued for cash at $.05/share         -             -          500,000	       500
Shares issued for cash at $.50/share	   - 	           - 	     54,000	        54
Shares issued to acquire licenses		   - 	           -     	  5,000,000	     5,000
Shares issued in satisfaction of debt	   - 	           - 	 12,060,360     12,060
Shares issued for services		         - 	           - 	    650,000	       650
Net loss for year ended December 31, 1996	   - 	           - 	          -          -

Balance, December 31, 1996		         - 	           - 	 24,664,360	    24,664
Shares issued for cash:
at $.001/share	                           - 	           - 	     25,000	        25
at $.50/share	                           -             - 	    225,100	       225
at $.5714/share	                           -             - 	     17,500	        18
at $.6667/share		                     - 	           - 	      6,000	         6
at $7692/share	                           - 	           - 	      6,500	         7
at $.8333/share		                     - 	           - 	      6,000	         6
at $.9091/share		                     - 	           - 	     15,400	        15
at $.9901/share		                     -             -            2,020          2
at $.9950/share                              -             -	      5,000          5
at $.9999/share                              -             -            6,788          7
at $1.00/share                               -             -        2,561,153      2,561

Other equity transactions:
Convert debt to equity		               -             -          514,303        514
Cash commissions paid and other
  selling expense		                     -             -                -          -
Shares canceled	                           -             -         (540,000)      (540)
Employee bonuses                             -             -           23,000         23
Pre-merger agreement issues                  -             -        4,000,000      4,000
Commissions (Investor finding fees)          -             -            8,825          9
Net loss for year ended December 31, 1997	   - 	           -                - 	   -
Balance, December 31, 1997                   -             -       31,546,949     31,547

Shares converted to preferred stock	     21,924,113   21,924      (21,924,113)   (21,924)
Preferred shares issued for consulting   30,871,000	30,871	          - 	   -
Common shares issued for consulting		   -             -        2,435,550      2,436
Common shares issued for cash                -             -        1,383,041      1,383
Stock subscription receivable	               -             -        4,000,000      4,000
Shares canceled	                           -             - 	 (1,476,892)    (1,477)
Officer salaries			               -             -                -          -
Net loss for year ended December 31, 1998    - 	           - 	          - 	   -

Balance, December 31, 1998		         -             -          $52,795    $15,965



                              		Stock
                                       Subscription	      Paid-In	   Accumulated
                                        Receivable 	      Capital          Deficit

Balance, June 27, 1995	                $       - 	      $71,743 	    ($82,800)
Shares issued for accounts payable              -                48                -
Capital contributed by shareholders	            -               626                -
Net loss for year ended December 31, 1995		- 	            - 	     (16,337)
Shares issued for cash retroactively restated	- 	       16,384	           -
Shares issued for services
  retroactively restated                        -               299                -
Shares issued for recission agreement
  retroactively restated                        -               579                -
Shares issued for consulting fees
  retroactively restated                        -                 -            1,450
Shares issued for effect reverse acquisition	-
  of Amazon Natural Treasures, Inc.		      -            99,850	     (17,977)
Reverse purchase acquisition	                  -           (96,529)           99,137

Balance, December 31, 1995                      -            94,450          (17,977)
Shares issued for cash at $.05/share		- 	       24,500	           -
Shares issued for cash at $.50/share		- 	       26,946                -
Shares issued to acquire licenses	            -         7,495,000                -
Shares issued in satisfaction of debt		-            55,242                -
Shares issued for services                      -             9,949                -
Net loss for year ended December 31, 1996	      -                 -       (7,715,709)

Balance, December 31, 1996                      -         7,706,087       (7,733,686)
Shares issued for cash:
at $.001/share                                  -                 -                -
at $.50/share                                   -           112,325                -
at $.5714/share	                              -             9,982                -
at $.6667/share                                 -             3,994                -
at $7692/share                                  -             4,993                -
at $.8333/share                                 -             4,994                -
at $.9091/share                                 -             5,993                -
at $.9901/share                                 -             1,998                -
at $.9950/share                                 -             4,970                -
at $.9999/share                                 -             6,780                -
at $1.00/share                                  -         2,503,057                -

Other equity transactions:
Convert debt to equity	                        -            17,184                -
Cash commissions paid and other
  selling expense                               -          (788,016)               -
Shares canceled                                 -                 -                -
Employee bonuses                                -            70,378                -
Pre-merger agreement issues                     -            (4,000)               -
Commissions (Investor finding fees)             -                -              -
Net loss for year ended December 31, 1997	      - 	              -     (1,096,465)

Balance, December 31, 1997                      -         9,660,720    (8,830,151)

Shares converted to preferred stock             -                 -                -
Preferred shares issued for consulting         	-    	    3,056,229	           -
Common shares issued for consulting	            -           241,119	           -
Common shares issued for cash		            -           312,410                -
Stock subscription receivable	         (1,000,000)          996,000                -
Shares canceled	                              -             1,477                -
Officer salaries                               	-           676,000                -
Net loss for year ended December 31, 1998		- 	            - 	  (4,815,331)

Balance, December 31, 1998		  $(1,000,000)      $14,943,955     $(13,645,482)

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 1 - COMPANY HISTORY/ENVIRONMENT

   The Company was organized under the laws of the State of Nevada on June 27, 1995, using the name Amazon Natural Treasures, Inc. The Articles of Incorporation authorize the Company to engage in any lawful activity. In March, 1996, the Company exchanged all of its issued and outstanding shares for shares of a public company known as Concord Capital, Inc., a Utah Corporation. The exchange was accounted for using the purchase method of accounting. The stockholders of Amazon Natural Treasures, inc. controlled the entity after the purchase. Concord Capital, Inc. was incorporated in 1988, in the State of Utah and was a public entity reporting to the Securities and Exchange Commission. In December, 1996, the Company amended its Articles of Incorporation and re-domiciled the Company in the State of Nevada.

   The Company's primary focus currently is the development, production and marketing of dietary supplements and phytogenics products from plants and herbs found within the Amazon Rain Forest in Brazil. Production and marketing of these products is dependent on the Company's ability to continue to operate within U.S. Government guidelines for nutritional supplements.

   In addition to the dietary supplements the Company markets figurines made in part from semiprecious gemstones and also markets limited quantities of semiprecious and precious gems. Brazil and the Amazon Rain Forest are the source of all of these products. All of these products require inspection by various U.S. Government agencies at the port of entry including the Department of Agriculture and the Customs Service.

   The Company was in the development stage through December 31, 1997. The year 1998 is the first year during which it is considered an operating entity.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

   The Company uses the accrual method of accounting.

Revenue Recognition

   Revenues and cost of sales are recognized when sales are consummated

Cash and Cash Equivalents

   The Company considers all short term, highly liquid investments that are readily convertible to cash (within three months) as cash equivalents. The Company currently has no cash equivalents.

Inventories

   Inventories are stated at the lower of cost (determined under the FIFO method) or market.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Statement Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations

   Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from officers and stockholders. The Company maintains its cash in various bank deposit accounts. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. The Company's accounts at these institutions, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

   Concentrations of Operations - All of the Company's current products are designed for operation in the consumer market for nutritional supplements. Any recessionary pressures or other disturbances in the national consumer market could have an adverse effect on the Company's operations.

   Concentration of Suppliers - The related party phytogenics product supplier discussed in Note 3 is the sole source of the Company's primary raw materials. Further, this supplier is located in Brazil and is dependent on the Brazilian Government for its authority to export its products.

Income Taxes

   The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carry-forwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

   In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

   Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

   Since the fully diluted loss per share for 1998 and 1997 was antidilutive, and the Company has not issued any options, warrants, or other common stock equivalents, basic and diluted earnings per share are the same.

Advertising

   The Company periodically places advertisements on the radio, in newspapers and magazines, and through television media. Costs of advertising are expensed when incurred. Total advertising costs for the years ended December 31, 1998 and 1997 were $1,257 and $68,460, respectively.


New Accounting Standards

   In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company implemented SFAS No. 130 for its year ended December 31, 1998, but had no items of comprehensive income.

   In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an enterprise and Related Information. SFAS
No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company has determined that segment disclosures are not appropriate because the Company operates in only one segment.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently has numerous related party transactions and relationships. The Company's President and CEO and its Chairman are also the owners of its primary supplier of phytogenics products. The Company's President and CEO is also the owner of a specialized equipment distributor from whom the Company purchased much of its laboratory equipment. In addition, the Company entered into an agreement with another related party (an entity owned by the Company's Chairman and his family) wherein the Company was licensed to use certain proprietary information in producing and marketing homeopathic products. In exchange for this licensing, the Company has issued approximately 5,000,000 shares of its restricted Common Stock and agreed to pay $8,000 per month for a minimum of five years. See Notes 13 and 17 for details of this transaction. There are also significant amounts due to Officers and employees of the Company. Summarized transactions for the years ended December 31, 1998 and 1997 follow (amounts are rounded):

                                              1998    	    1997
                                           ------------     ------------
Inventory purchased from related party	 $          -     $   240,000
Equipment and supplies purchased from related
  party	                                          - 	     30,000
Receivable from a related party				- 	     62,400
Employee advances					            - 	      2,300
Accounts payable to related parties	            140,800 	    185,100
Note payable to related party (Note 10)	      105,900 	      6,000

NOTE 4 - RELIANCE ON SINGLE SUPPLIER

   The related party phytogenics product supplier discussed in Note 3 is the sole source of the Company's primary raw materials. Further, this supplier is located in Brazil and is dependent on the Brazilian Government for its authority to export its products.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 5 - DEVELOPMENT STAGE ACTIVITIES/GOING CONCERN UNCERTAINTY

   The Company was in the development stage through December 31, 1997.
The year 1998 is the first year during which it is considered an operating entity. The Company's activities since inception have consisted of establishing sources of supply and financing as well as product and market development. Facilities for production have been established in Las Vegas, Nevada. Various items and amounts of raw materials have been received and processed into finished products. The Company's primary efforts through December 31, 1998 have been in the areas of obtaining financing and developing its markets.

   The Company has sustained losses of $4,815,331 in 1998 and $1,096,465 in 1997. Revenues totaled $392,061 and $44,849 in 1998 and 1997, respectively. The Company, through 1998, has been unable to generate enough revenues to meet expenses and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and to execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to, or affordable by, the Company. The Company's management is exploring several funding options and expects to raise additional capital in 1999 and it expects to continue to develop the Company's operations around its products. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. Through December 31, 1998, this has not occurred.

NOTE 6 - OPERATING LOSSES

   The Company has incurred losses since it inception and has consequently not been liable for any federal income taxes. There is no corporate income tax in the State of Nevada. The accumulated losses to date are as follows:

	Year of Loss		Amount
      --------------          -----------
	1995			 	$    17,977
	1996				  7,715,709
	1997				  1,096,465
      1998                      4,815,331
                              -----------

	Total Operating Losses  $13,645,482
                              ===========

   The amount of these losses which may be used to offset future taxable income is uncertain. None of these losses have been examined by the Internal Revenue Service. Their availability to offset future revenues for tax purposes is dependent upon their acceptance following such examination.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

   The policy of the Company is to expense all purchases under $1,000. Purchases in excess of these amounts are capitalized at cost and depreciated over their estimated useful lives. Depreciation is recorded on a tax basis which approximates accepted methods and timing of depreciation for accounting purposes. The various classes of assets, their costs, depreciable lives, depreciation expense for each year shown on the Balance Sheet, and accumulated depreciation to December 31, 1998 are as follows:

                             Cost                       Depreciation Expense
                      -------------------  Depreciable  -------------------- Accumulated
Asset Group			1998	    1997         Life     1998      1997   Depreciation
                     ---------  ---------  ------------ ---------- ------- ---------
Furniture/Fixtures   $ 176,128  $  82,383      5-7        $ 20,929 $ 5,404 $  30,708
Laboratory equipment	40,648     37,440       5            9,652  14,764    24,416
Clean room	           335,816    295,218      5-7          92,734  16,161   126,994
Warehouse equipment    102,580    101,860	      7           25,354  13,121    38,475
Computer equipment	80,702     23,526       5           11,980   3,991    15,972
Leasehold improvements	36,525	    -      30              339       -       339
Vehicles		      29,061     17,590       5            2,294   2,052     4,346
                     ---------  ---------  ------------  ---------- ------- ---------
                     $ 801,460  $ 558,017		          $163,282 $22,475 $ 241,250
                     =========  =========                ========== ======= =========

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 8 - LEASES

   The Company is party to several leases. None of these leases meet criteria for capitalization and are therefore all classified as operating leases. Specific information on these leases is as follows:

Property leased - Corporate offices/processing facility

Lease Term - 3 years commencing October, 1996
Base Rent - $2,835/month through 12th month
        $2,977/month 13th through 24th month
        $3,125/month 25th through 36th month
Additional Required Payments - Real property tax increases during lease term, utilities, prorata share of common area maintenance expenses.
The lease is silent with regard to renewal or purchase options.

Property leased - Passenger vehicle

Lease Term - 3 years commencing June, 1997
Rental Payments - $850 per month
Additional Required Payments - Excess mileage charges, if applicable, at termination ($.20/mile on all mileage over 30,024).
Purchase option available at end of lease for $29,200.

Property Leased - Offices/Warehouse

Lease Term - 3 years commencing February, 1997
Rental Payments - $1,860/month, 5% annual increase.
Additional Required Payments - None
Renewal option available at end of lease for an additional 36 months. Rental payment under renewal will be the last months rent plus a CPI increase.

Property Leased - Copier

Lease Term - 60 months commencing October, 1997
Rental Payments - $358.01 per month
The lease is silent with regard to renewal or purchase options.

Property Leased - Warehouse/processing facility

Lease Term -  3 years commencing September, 1998
Base Rent -   $4,026/month through 12th month
              $4,239/month 13th through 24th month
              $4,450/month 25th through 36th month
Additional Required Payments - Real property tax increases during lease term, utilities, prorata share of common area maintenance expenses.
The lease is silent with regard to renewal or purchase options.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 8 - LEASES - Continued

Property Leased - Passenger Vehicle

Lease Term - 36 months commencing August, 1997
Rental Payments - $281.26 per month
Additional Required Payments - Excess mileage payment, if applicable, at termination ($.15/mile on all mileage over 36,030). Purchase option available at lease end for $11,657.

   Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998, for each of the next five years and in the aggregate are:

Year Ended	               Amount
----------              -----------
1999	                  $   119,668
2000                         65,296
2001                         39,896
2002                          3,222
2003 and Thereafter               -
                        -----------
			      $   228,082
                        ===========

NOTE 9 - INVENTORIES

   Inventories at the Balance Sheet date consisted of the following:

                    	        1998                   1997
                            -----------          -----------
Finished goods		    $    86,976          $    97,136
Work in progress                 30,457               20,375
Raw materials                   163,674              146,563
Figurines/artifacts	         40,262               40,261
Gems	                           14,525               14,525
Overhead applied                109,089               69,354
                            -----------          -----------
Total Inventory		    $   444,983 	       $   388,214
                            ===========          ===========

   Inventory values are stated at cost under the FIFO method and include all direct costs and those indirect costs attributable to inventory.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 10 - NOTES PAYABLE

                                             		    1998   	     1997
                                                     ------------   -----------
Various demand notes payable to related parties,
interest at 5% per annum, payable weekly, payment
amount varies based on monies collected by the
Company in excess of $20,000, no stated maturity
date, unsecured.                                     $    105,947        $        -

Demand promissory note to a related party at 8%,
no stated required periodic payment.  No stated
maturity date.  Uncollateralized	                  	    -             6,000

Collateralized note with an unstated interest rate,
imputed to be 17%, payable in monthly installments
of $372 to American Express for 60 months,
unspecified furniture is the collateral.		                -            15,316
                                                     ------------       -----------
                                                          105,947 	     21,316
Less: current portion                                           - 	     (8,027)
                                                     ------------       -----------

Long-Term Portion                                    $    105,947       $    13,289
                                                     ============       ===========


                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 11 - LICENSES/TRADEMARDS AND ORGANIZATION COSTS

   Balances in these accounts represent costs incurred for the acquiring of certain proprietary formulas for the processing of dietary supplement products (see also Notes 3, 14 and 17), the development of labels for those products, organizational costs associated with establishing the Company, and development of its website.

   Valuation is based on actual costs incurred. Balance Sheet amounts are shown net of amortization. For 1998 and 1997, it is believed that the assets acquired will have a longer useful life and are therefore being amortized over a fifteen year period on a straight-line basis.

Amortization Expense  - 1998	           -
                      - 1997	      15,377
                                 ---------

Accumulated Amortization to
December 31, 1998	               $  19,209
                                 =========

   No intangibles were acquired prior to November 1, 1970 and consequently the additional disclosures required for such intangibles are not applicable.

NOTE 12 - STOCKHOLDERS' EQUITY

   Preferred Stock ($.001 par) - 500,000,000 shares authorized, shares are not convertible into common stock and are voting shares only. Shares issued and outstanding as of December 31, 1998 - 52,795,113.

   Common Stock ($.001 par) - 500,000,000 shares authorized. Shares issued and outstanding as of December 31, 1998 and 1997 were 15,964,535 and 31,546,949, respectively.

   There are no other classes authorized and there are no options or warrants issued. Stock issues to employees were authorized by the Board of Directors, the Company authorized a total of approximately 60,000,000 shares to be issued over a three to four year period to various individuals. This transaction was subsequently determined to be invalid and as of December 31, 1997 all but 4,000,000 of the shares already issued were cancelled. The 4,000,000 shares are recorded at par value.

   Commissions in the form of stock were paid to several individuals as compensation for having found other investors.

   During 1998 and as part of a financing arrangement with a private company, the Company issued 4,000,000 shares of stock in exchange for a promise to receive $1,000,000. No monies were ever received by the Company. As a result of the default, the Company filed suit against the investors whereby it demanded the return of the 4,000,000 shares of common stock. To date, none of the stock has been returned.

                           AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 13 - LICENSING AGREEMENT

   In May, 1996, the Company entered into a licensing agreement with a non-public corporate entity (Licensor) owned by the Company's Executive Vice President and his family. The agreement states that principals of the licensing entity are the proprietors, manufacturers, distributors, and/or inventors/developers of homeopathic medicines. The agreement called for the Licensor to grant an exclusive license to Amazon (User) to use the unique products, licensed patents, and all know-how in the operation and to sell all products internationally.

As consideration for the rights obtained, the Company agreed to:

  Provide suitable housing accommodations for the family of the Licensor's principal for a temporary period of time.
  Pay $8,000 per month for an initial period of five years.
  Provide the Licensor (designated to the principal and family) 5,000,000 shares of the Company's common stock.
  Provide the Licensor with an automobile for a period of five years plus extensions if necessary.
  Provide the Licensor with necessary legal support for five years plus extensions if necessary.
  Reimburse the Licensor for operational costs (travel, hotels, etc.)

   The agreement continues in force for a minimum of 99 years and carries a substantial termination penalty for both parties.

   Beginning in 1996, the Licensor transferred certain proprietary formulas and processes to the Company. In 1996, the Company issued approximately 5,000,000 shares of its common stock to the principals of the Licensor. This stock issue was recorded (based on an audit of the Company's financial statements for the year ended December 31, 1996) in the accounting records at a value of $5,000. This value was based on the par value of the stock ($.001). It was subsequently determined that this treatment was incorrect. The details of the adjustments necessary to correctly show the effect of this transaction are contained in Note 17.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 14 - CURRENT LEGAL MATTERS

   The Company was involved in several lawsuits at the Balance Sheet date, as follows:

Securities Transactions

   The Company has received a default judgement against several investors who were issued stock in exchange for a promise to pay the Company $1,000,000, calling for the return of the stock and damages as a result of stock fraud.

   The Company has been ordered to issue 224,000 shares of stock, initially issued to a former consultant, which was subsequently canceled by the Company due to a recision of the transaction resulting in the initial issuance. These shares were pledged as collateral for a loan to the former consultant.

Breach of Contract

   An arbitration award of $88,000 has been entered against the Company regarding a breach of contract lawsuit. The Company is currently appealing the decision.

NOTE 15 - YEAR 2000 ISSUES

   Because many computer systems and programs use only two digits to record the year in date fields, such systems may not be able to accurately process dates including the year 2000 and after. The effects of this problem will vary from system to system and may result in a major system failure, or adversely affect a company's operations as well as the ability to prepare financial statements.

   In order to determine the impact that Year 2000 issues have on the Company, (1) a complete assessment of all systems potentially affected by Year 2000 issues needs to be completed, and (2) management needs to determine the consequences that its Year 2000 issues would have on its business, results of operations, and financial condition. The Company's assessment of its Year 2000 issues includes addressing whether third parties with whom the Company has a material relationship are Year 2000 compliant.

   At the current time, the Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue, and is in the process of identifying all third parties with whom the Company has a material relationship so that they may determine if such parties are Year 2000 compliant. The Company presently believes that its existing software is Year 2000 compliant. Additionally, if the Company's customers and vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk.

NOTE 16 - SUBSEQUENT EVENTS

   In the period between December 31, 1998 and the audit report date there were no known events which would require adjustments to the financial statements.

   The Company entered into a capital lease obligation subsequent to December 31, 1998 for computer equipment in the amount of $40,560.

                            AMAZON NATURAL TREASURES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1998

NOTE 17 - 1996 RESTATEMENT

   As indicated in the auditors' report, the 1996 financial statements were audited by other accountants. During the course of performing the audit of 1997, it became evident that certain transactions completed in 1996 required adjustment. In 1996, the Company entered into a licensing agreement with a related party. Under the agreement the Company received the exclusive right to utilize certain technologies in the production of its phytogenics products. As consideration for these rights, the Company agreed to issue approximately 5,000,000 shares of its common stock. At the time of the signing of this agreement, the Company's stock was trading at approximately $1.50 per share. Since there was no quantifiable value for the technologies obtained, the transaction was recorded at the par value of the stock issued ($.001 per share) or $5,000. The Company subsequently determined that this transaction should have been recorded at the fair value of the stock rather than the par value. This resulted in an increase to assets and equity of $7,495,000. During the audit of the 1997 financial statements, management of the Company concluded that while the valuation of this transaction complied with generally accepted accounting principles, the underlying assets obtained could not be objectively valued. An adjustment was consequently posted to reflect this inability to objectively quantify any value. The net effect of these transactions was to increase Additional Paid-In Capital by $7,495,000 and increase the 1996 loss by the same amount resulting in no change to total equity or total assets. The transaction did however, generate additional operating losses. These adjustments have been audited by the current year auditors and the 1996 financial statements presented herein reflect these adjustments. A summary of the accounts affected in 1996 is as follows:

	                           Before Restatement		After Restatement
                                 ------------------         -----------------
Balance Sheet Accounts
----------------------
Licenses and Trademarks	              $       5,000 		    $       5,000
Additional Paid-In Capital	              211,088                 7,706,087
Accumulated Deficit                        (238,687)	             (7,733,686)

Income Statements Accounts
--------------------------
Loss on Impairment	                          - 	              7,495,000
Net Loss for 1996                          (220,709)               (7,715,709)

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


SIGNATURES	TITLE

DOMINGOS LORICCHIO
------------------------------------- Chairman of the Board of
Domingos Loricchio	              Directors

MICHAEL A. SYLVER
------------------------------------- President, Chief Executive
Michael A. Sylver	                    Officer, and member of the
                                      Board of Directors

DOMINIGOS LORICCHIO II
------------------------------------- Senior Executive Vice
Domingos Loricchio II	              President, Director, and Secretary


               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
           REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
            REGISTRANTS WHICH HAVE NOT REGISTERED SECUREITIES
                  PURSUANT TO SECTION 12 OF THE ACT.

	No annual report material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous five calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1999, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.