Form 10QSB
period 1999-09-30
AMAZON NATURAL TREASURES INC
filed 1999-11-15
CIK 844055

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d) of
                the Securities Exchange Act of 1934

       For the Quarter Ended             Commission File Number
        SEPTEMBER 30, 1999                      33-26109

                     AMAZON NATURAL TREASURES, INC.
                     ------------------------------
        (Exact name of registrant as specified in its charter)

                                 NEVADA
                                 ------
    (State or other jurisdiction of incorporation or organization)

                               87-0460880
                               ----------
                  (I.R.S. Employer Identification No.)


                     4011 W. OQUENDO ROAD, SUITE C
                     -----------------------------

                        LAS VEGAS, NEVADA 89118
               (Address of principal executive offices)

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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of October 31, 1999, 17,784,255 shares of common stock were outstanding.

                       AMAZON NATURAL TREASURES, INC.

                             Table of Contents

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets - September 30, 1999 and December 31, 1998    4

Condensed Statements of Operations for the Nine Months
  and the Three Months Ended September 30, 1999 and 1998	              5

Condensed Statements of Cash Flows for the Nine	Months
  and the Three Months Ended September 30, 1999 and 1998	              6

Notes to Condensed Financial Statements                                7


Item 2.  Management's Discussion and Analysis or Plan of Operation     8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            16

Item 2.  Changes in Securities and Use of Proceeds                    17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion on management, the Financial
Statements fairly present the financial condition of the Registrant.

                      AMAZON NATURAL TREASURES, INC.
                             BALANCE SHEETS
                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                              (Unaudited)

                                 ASSETS

                                           September     December 31,
                                              1999           1998
                                         ------------    -----------
CURRENT ASSETS:
     Cash                                 $    2,014      $    2,161
     Accounts receivable                      13,189           6,017
     Inventories                             476,252         444,983
     Prepaid expenses                          6,408           1,345
                                         ------------    -----------
             Total Current Assets            497,863         454,506
                                         ------------    -----------
PROPERTY AND EQUIPMENT, NET                  680,204         560,210
                                         ------------    -----------
OTHER ASSETS
     Deposits                                 23,731          23,731
     Organization costs                       41,646          41,646
     Licenses and trademarks                 128,000         128,000
                                         ------------    -----------
              Total Other Assets             193,377         193,377
                                         ------------    -----------
TOTAL ASSETS                              $1,371,444      $1,208,093
                                         ============    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                       $   27,533     $   15,733
     Notes payable-Current                   195,183              -
     Accounts payable                        355,269        354,269
     Payroll and other accrued liabilities   179,088        148,153
     Shareholder loans and related
       parties payable                       225,423        140,758
                                         ------------    -----------
             Total Current Liabilities       982,496        658,913
                                         ------------    -----------
     Long-term debt                                -        105,947
                                         ------------    -----------
     Deferred revenue                         76,000         76,000
                                         ------------    -----------
STOCKHOLDERS' EQUITY:
     Preferred stock                          52,795         52,795
     Capital stock                            17,784         15,965
     Additional paid-in capital           15,330,155     14,943,955
     Stock subscription receivable        (1,000,000)    (1,000,000)
     Retained earnings (deficit)         (14,087,786)   (13,645,482)
                                         ------------    -----------
             Total Stockholders' Equity      312,948        367,233
                                         ------------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $1,371,444     $1,208,093
                                         ============    ===========

                      AMAZON NATURAL TREASURES, INC.

                         STATEMENT OF OPERATIONS
                               (Unaudited)
                            For the       For the       For the       For the
                          Nine Months   Nine Months   Three Months  Three Months
                             Ended         Ended         Ended         Ended
                         September 30, September 30, September 30, September 30,
                             1999          1998          1999          1998
                         ------------- ------------- ------------- -------------
SALES                    $    103,034  $    491,662  $     24,881  $    305,538
                         ------------- ------------- ------------- -------------
COST OF SALES                   4,915        11,627         2,086         4,566
                         ------------- ------------- ------------- -------------
GROSS PROFIT                   98,119       480,035        22,795       300,972
                         ------------- ------------- ------------- -------------
EXPENSES:
  General and administrative  536,700       522,586       151,821       222,662
  Depreciation and
    amortization                    -             -             -             -
                         ------------- ------------- ------------- -------------
TOTAL OPERATING EXPENSES      536,700       522,586       151,821       222,662
                         ------------- ------------- ------------- -------------
Net (loss) before
  other items                (438,582)      (42,551)     (129,027)       78,310

OTHER INCOME (EXPENSE)
  Interest expense              3,723             -           932             -
                         ------------- ------------- ------------- -------------
NET (LOSS) BEFORE TAXES      (442,304)      (42,551)     (129,958)       78,310

PROVISIONS FOR
  INCOME TAXES                      -             -             -             -
                         ------------- ------------- ------------- -------------
NET (LOSS)                $  (442,304)  $   (42,551)  $  (129,958)  $    78,310
                         =============  ============  ============  ============
EARNINGS (LOSS) PER SHARE $     (0.02)  $     (0.00)  $     (0.01)  $      0.00
                         =============  ============  ============  ============
WEIGHTED AVERAGE
  SHARES  OUTSTANDING      17,784,255    37,888,648    17,784,255    37,888,648
                         =============  ============  ============  ============

                         AMAZON NATURAL TREASURES, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                               For the        For the       For the       For the
                                             Nine Months    Nine Months  Three Months  Three Months
                                                Ended          Ended        Ended         Ended
                                            September 30,  September 30, September 30, September 30,
                                                 1999           1998         1999          1998
                                             ------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $  (442,304) $    (42,551) $   (129,958) $     78,310
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                       -             -             -             -
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable   (7,172)          123        (6,153)         (723)
      (Increase) decrease in employee advances          -          (700)            -           506
      (Increase) decrease in inventories          (31,269)      (69,615)       (4,488)      (49,974)
      (Increase) decrease in notes receivable           -             -             -        (2,325)
      (Increase) decrease in prepaid expenses      (5,063)            -             -        (3,000)
      (Increase) decrease in deposits                   -      (117,229)            -       (35,564)
      Increase in accounts payable and accrued
        liabilities                                31,935       119,357        20,513        69,143
                                             ------------- ------------- ------------- -------------
     Net cash used in operating activities       (453,873)     (110,615)     (120,086)       56,373
                                             ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in organization costs                      -             -             -             -
    Purchase of property and equipment           (119,994)     (229,557)      (55,245)     (107,881)
                                             ------------- ------------- ------------- -------------
      Net cash used in investing activities      (119,994)     (229,557)      (55,245)     (107,881)
                                             ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net   388,019       297,153        17,500      118,730
     Increase in loans and affiliate advances      173,901       (39,729)      139,987      (45,375)
                                             ------------- ------------- ------------- -------------
       Net cash provided by financing activities   561,920       257,424       157,487       73,355
                                             ------------- ------------- ------------- -------------
       Net Increase (decrease) in Cash             (11,947)      (82,748)      (17,844)       21,847

CASH AT BEGINNING PERIOD                           (13,572)      128,332        (7,675)       23,737
                                             ------------- ------------- ------------- -------------
CASH AT END OF PERIOD                            $ (25,519)    $  45,584     $ (25,519)      $ 5,584
                                             ------------- ------------- ------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense                            $   3,723     $       -     $     932       $     -
                                             ------------- ------------- ------------- -------------

                         AMAZON NATURAL TREASURES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                 (Unaudited)

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

2. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

INTRODUCTION

The character and holdings of the Company has remained substantially the same since the preceding fiscal year. During the first three quarters of the current fiscal year the company has sought to expand its business by obtaining and securing clients in the nutritional products market. This is the primary business and focus of the Company. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the calendar year ended December 31, 1998, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended September 30, 1999.

LIQUIDITY

During the three months ended September 30, 1999, the Company's working capital decreased by approximately $167,703. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through existing and new clients, but there is no assurance that any of the planned activities will be successful.

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

Amazon Natural Treasures, Inc. or A.N.T., as it is also known, was incorporated in Nevada, during 1995. It is a company with a unique mission. To bring the Amazon's naturally produced treasures, in their purest form, to the people of the world. To this end, A.N.T. has obtained the rights to export products from the Amazon area to the United States, Canada and the rest of the world. These products include herbs, roots, plants and teas. Along with these products come their associated benefits. A.N.T. also produces and exports a bevy of additional product lines.

For many years people have looked for alternative treatments for their diseases and maladies. People all over the world have had unpleasant experiences with modern (allopathic) medical treatments, that in many cases are made up of man-made chemicals that produce unwanted, if not dangerous side effects. Health food stores have made billions of dollars catering to this ever-increasing segment of the population. Many of their products are beneficial, but far too many of them contain a small percentage (usually under 10%) of their advertised ingredients. Ninety percent is filler. All of Amazon Natural Treasures, Inc. Phytogenics products are 100% pure and natural without any fillers. Our customers get the full potency of the product they purchase and at competitive prices. Key personnel have been actively working in the research and development phase of our Phytogenics products since 1972. In 1995, a decision was made to enter A.N.T. products into the world market.

Amazon Natural Treasures' business plan for the next twelve (12) months contemplates the utilization of an aggressive multi-dimensional marketing campaign. The company will use direct mail to qualified leads. Also planned is the placement of advertising in established and widely circulated health-related, as well as general interest publications. An "infomercial" is planned to further disseminate information into the marketplace. It is anticipated this will result in strong revenue in the first quarter of 1998 and increasing sales thereafter. This assertive plan will be implemented at the conclusion of the private placement offering.

The company contemplates entering into advertising contracts with magazines. The plan is to place full-page ads, in those magazines eventually selected, at a monthly cost of approximately fifteen thousand ($15,000.00) Dollars each. We expect each magazine will run an article detailing the company and its unique products. Most important, we expect the publications will provide a list of their subscribers for follow-up direct mailing.

The acquisition of a total lead base of approximately seven million (7,000,000) leads is envisioned through marketing with publications. An additional one million (1,000,000) leads will be purchased from lead based companies.

Amazon Natural Treasures, Inc. will purchase leads of individuals who have regularly purchased, at a minimum, two hundred fifty ($250) dollars worth of health supplements per month for the last twelve
(12) months. Amazon Natural Treasures, Inc. has been informed that there are five million (5,000,000) leads available. Utilizing magazines, "infomercials", direct mail, and lead based companies, Amazon Natural Treasures, Inc. will continue to build their lead base so that potential customers will number in the millions.

The company eventually plans to publish its own catalog/magazine. The cover will feature a full color photograph of the Amazon Rain Forest with the company's logo prominently displayed. Inside, there will be messages from the principals of the company, a history of the rain forest, and a history of the company. An explanation of the company's purpose and adoption of "Phytogenics" or the treatment of ailments through plants and other naturally occurring products will also be included.

The magazine will contain a chart consisting of possible symptoms/ ailments people may be suffering from and corresponding product(s) customers can purchase for their treatment. Each product will be individually presented and explained on its own page. The benefits of each product, how it works, and how it should be used will be illustrated.

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

It has been said that Amazon Natural Treasures, Inc.'s "WEBSITE OF THE FUTURE", once fully implemented, will be a major contender for a variety of awards dealing with Internet site and graphic designs. Not only will the "WEBSITE OF THE FUTURE" be an immense educational source, but will also be a major selling tool for all of Amazon Natural Treasures, Inc.'s unique Phytogenic products. There are now over 127 spectacular Phytogenic nutritional supplements available from the Brazilian Amazon Rain Forest. Amazon Natural Treasures, Inc. will continuously add new supplements to their product line.

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

Order Phytogenic Products on Line: Customers can access Amazon
Natural Treasures Phytogenic products and ordering information in a variety of manners.

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

Specialty Listing: This list of Amazon Natural Treasures 100% pure and natural PhytogenicTM products is for customer's specialized needs. Here, they will find products for specialized needs such as aphrodisiacs, antacids, antidepressants, anti-inflammatories, antioxidants, antiseptics, estrogens, finger nail hardener, hair and skin formulas, premature aging, skin wrinkles, tranquilizers and many more. When the customer has located their specific specialized need, they can easily access the information by doubleclicking on the specialized need or by speaking the name of the specialized need into the microphone. The complete listing of all the products for that particular specialized need will pop-up onto the screen. By the saying the name of a particular product, the customer can either access the information via voice or via text.

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

NATURES TASTETM PRODUCT NO. AR0124GR:

"NATURES TASTE" is a 100% pure natural product derived from the sap and leaves of a small tree found in the Brazilian Amazon Rainforest. This variety of tree has been named "Natures Taste" by one of the Company's founders, Dr. Domingos Loricchio. The sap, necessary for the product, is extracted from the Natures Taste tree in much the same manner as maple sap is obtained from maple trees in the United States and Canada. The leaves are then crushed to extract essential ingredients, which are combined with the sap in a process which ultimately, results in this wonderful product. "NATURES TASTE" has characteristics, which allow it to be used in the same application as sugar (saccharose or sucrose).

The Nutritional Facts analysis found that "NATURES TASTE" per serving has 0 fat, 0 cholesterol, 0 sodium, 0 carbohydrates and 0 protein. It also leaves no after taste as do some synthetic sweeteners, is also non-fermentable, yet is equal or better in taste than cane sugar. "NATURES TASTE" possesses natural properties that permit its use as an ideal sugar substitute for calorie restricted diets or for those suffering with diabetes.

As a result, "NATURES TASTE" may have applications in treatment programs for all forms of diabetes. This product is a delightfully surprising alternative for those individuals who prefer not to use regular sugar or do not wish to use artificial sweeteners. These qualities allow for its use as a sugar substitute in all drinks, hot or cold, as well as your favorite cooking recipes.

The Company has chosen five of the best moving and most popular dietary supplements recognized throughout the United States, which are:

        Product Number                  Product Name
        --------------                  ------------
        AW0040PA                        Zuedon
        AW0043PR                        Pau D'Arco
        AW0072PA                        Una de Gato
        AD0100PA                        Akana
        AD0127PA                        Super Amazon Guarana

These products will also be sold in retail store chains.

YEAR 2000 ASSESSMENT

The Company has begun its assessment of the potential effects of the Year 2000 issue on the Company's operations. The assessment is in two parts. First, an evaluation of the Company's computer systems and equipment with embedded computer chips for Year 2000 compliance. The majority of the Company's computers and software have been acquired within the last two years. Therefore, management anticipated only minor Year 2000 compliance problems with its computer systems.

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

Second, significant Year 2000 problems with the Company's major customers and suppliers could have a material negative impact on the Company's operations. At the present time, the Company does not have any one major customer that it believes would have a major impact from the Year 2000 problems. Certain shipping may cause delays in sending the Company's products to customers, but this will be the same impact that all manufacturers will incur from shipping companies, postal services and other transportation companies.

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

The first lawsuit was related to securities transactions. The Company has received a default judgment against several investors who were issued stock in exchange for a promise to pay the Company
$1,000,000.00, calling for the return of the stock and damages as a result of stock fraud.

The Company has been ordered to issue 224,000 shares of stock, initially issued to a former consultant, which was subsequently cancelled by the Company due to a recession of the transaction resulting in the initial issuance. These shares were pledged as collateral for a loan to the former consultant.

The second lawsuit involves a breach of contract suit. An arbitration award of $88,000.00 has been entered against the Company regarding a breach of contract lawsuit. The Company is currently appealing the decision.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ending September 30, 1999. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 required shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commission or underwriting discounts have been paid.

Transaction Description	                Shares Issued      Value Received
-----------------------                 -------------      --------------
Sale of 144 common stock for cash        27,000            $ 9,000

Consulting and operating expenses        85,000            $ 8,500

The above transactions qualified for exemption from registration under Sections 3(b) or 4 (2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, have such knowledge and experience in financials and business matters that they are capable of evaluating the merits and risks of the prospective investment.

Cancellation of Securities

Based on the lawsuit mentioned above under legal proceedings, the Company has sought to cancel close to 13,000,000 shares of its issued and outstanding common stock. This will result in the remaining shares of common stock issued and outstanding to be fewer than 5,000,000.

SIGNATURES

Pursuant of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereto duly authorized.

AMAZON NATURAL TREASURES, INC.

Date:  November 12, 1999
By: /S/  MICHAEL A. SYLVER
	 Michael A. Sylver
	 President and Chief Financial Officer

Date:  November 12, 1999
By: /S/  DOMINGOS LORICCHIO II
	 Domingos Loricchio II
	 Secretary/Treasurer